Form 10-Q
period 2008-09-30
Celestial Delights USA Corp.
filed 2008-11-13
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-153472

CELESTIAL DELIGHTS USA CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

11811 N Tatum Blvd
Suite 3031
Phoenix, AZ 85028
(Address of principal executive offices, including zip code.)

(602) 953-7757
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,140,000 as of November 13th, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Celestial Delights USA Corp.
(A Development Stage Company)
Balance Sheets

		September 30,	June 30,
		2008	2008
		(Unaudited)	(Audited)
ASSETS
Current Assets
Cash		$13,205	$32,553
Prepaid expenses		150	150
Deferred license fee - current portion		3,000	-
Total Current Assets		16,355	32,703
Deferred license fee - noncurrent portion		4,000	-
Total Assets		$20,355	$32,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities		$10,042	$-
Due to related party		134	399
Total current liabilities		10,176	399
Stockholders’ Equity
Preferred stock, $0.00001 par value
authorized 100,000,000 shares,
none issued		-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 11,140,000 shares		111	111
Additional paid-in capital		49,089	48,489
Deficit accumulated during the development stage		(39,021)	(16,296)
Total Stockholders’ equity		10,179	32,304
Total Liabilities and Stockholders’ Equity		$20,355	$32,703

See notes to financial statements

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months	Period June 2,
	ended	2008 (Inception)
	September 30,	to September 30,
	2008	2008

Revenue	$-	$-
Total Revenue	-	-

Cost and expenses
License fees	1,000	1,000
General and administrative	21,725	38,021
Total Costs and Expenses	22,725	39,021
Net Loss	$(22,725)	$(39,021)

Net Loss per share
Basic and diluted	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	11,140,000

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period June 2, 2008 (Inception) to September 30, 2008

				Deficit
				Accumulated
	Common Stock, $0.00001			During the	Total
	Par Value		Additional Paid-	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity

Sales of Common stock;
- June 2, 2008 at $0.001	7,000,000	$70	$6,930	-	$7,000
- June 30, 2008 at $0.01	4,140,000	41	41,359	-	41,400
Donated expenses	-	-	200	-	200
Net loss for the period June 2, 2008	-	-	-	(16,296)	(16,296)
(inception) to June 30, 2008
Balance, June 30, 2008	11,140,000	$111	$48,489	$(16,296)	$32,304
Unaudited:
Donated expenses	-	-	600	-	600
Net loss for the three months
ended September 30, 2008	-	-	-	(22,725)	(22,725)
Balance, September 30, 2008	11,140,000	$111	$49,089	$(39,021)	$10,179

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Cash Flows

	Three months	Period June 2,
	ended	2008 (Inception) to September
	September 30,	30,
	2008	2008
Cash Flows from Operating Activities
Net loss	$(22,725)	$(39,021)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of deferred license fee	1,000	1,000
Donated expenses	600	800
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,042	10,042
Prepaid expenses	-	(150)
Net cash provided by (used for) operating activities	(11,083)	(27,329)

Cash Flows from Investing Activities
License fee due in connection with Product License Agreement	(8,000)	(8,000)
Net cash provided by (used for) investing activities	(8,000)	(8,000)

Cash Flows from Financing Activities
Increase (decease) in due to related party	(265)	134
Proceeds from sales of common stock	-	48,400
Net cash provided by (used for) financing activities	(265)	48,534
Increase (decrease) in cash	(19,348)	13,205
Cash, beginning of period	32,553	-
Cash, end of period	$13,205	$13,205

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)

Note 1. Organization and Business Operations

Celestial Delights USA Corp. (“the Company”) was incorporated in the State of Nevada on June 2, 2008. The Company’s principal business is to market and distribute a unique line of gourmet flavoured oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has an operating loss of $39,021 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three months ended September 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended June 30, 2008 as included in our report on Form S-1 (which was filed with the SEC on September 12, 2008).

Note 3. Product License Agreement

On July 2, 2008, the Company (the “Licensee”) entered into a Product License Agreement (“Agreement”) with Celestial Delights, a sole proprietorship company located in Ontario Canada, and Neema Lakhani (Principal and together with Celestial Delights, the “Licensor”) pursuant to which the Company agreed to license the exclusive rights to market and distribute, in the United States, a line of gourmet seasonings owned by the Licensor. The initial term of the Agreement is for two years, and is renewable at the sole option of the Licensor for two additional two-year terms upon 30 days written notice. The Agreement may be further extended upon mutual agreement by both parties. The Company is to pay $8,000 for the right to market, promote and distribute the gourmet seasonings, and is to pay a royalty of ten percent (10%) of all gross sales for products licensed. Ms. Lakhani is the majority stockholder and chief executive officer of the Company.

The $8,000 initial license fee, which was paid on October 31, 2008, was capitalized on July 2, 2008 and is being expensed over the initial two year term of the agreement.

Note 4. Related Party Transactions

As at September 30, 2008, the Company is indebted to the President of the Company for $134 (June 30, 2008 - $399). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month for the services) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. During the three month period ended September 30, 2008, the Company expensed $600 for donated services.

On June 2, 2008, the Company issued 7,000,000 shares of common stock to the President of the Company at $0.001 per share for cash proceeds of $7,000.

Note 5. Common Stock

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission, that was declared effective on September 23, 2008, to register 4,140,000 shares for resale by existing shareholders of the Company at a price of $0.01 per share until such time as the shares of the Companys common stock start trading on the OTC BulletinBoard or another exchange. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Note 6. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		Period June 2,
	Three Months	2008 (Inception)
	Ended	to
	September 30,	September 30,
	2008	2008

Expected tax at 35%	$(7,954)	$(13,657)
Donated expenses	210	280
Increase in valuation allowance	7,744	13,377
Income tax provision	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	September 30,	June 30,
	2008	2008
Net operating loss carryforward	$13,377	$5,634
Valuation allowance	(13,377)	(5,634)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $13,377 at September 30, 2008 attributable to the future utilization of the net operating loss carryforward of $38,221 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028 and $22,125 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up corporation and have not yet realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing and selling our line of products. Accordingly, we must raise cash from sources other than the sale of our product line. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by our sales and marketing efforts.

     To meet our need for cash we raised money from our private placement. If it turns out that we do not have enough money to continue operating, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     If required our sole officer and director is willing to loan us money. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We will not be conducting research nor are we going to buy or sell any plant or significant equipment during the next twelve months.

     We do not intend to hire additional employees at this time. We will hire additional employees on as needed basis. Our initial need for employees will be to process orders in the event sufficient order flow is established.

Milestones

Our milestones over the next twelve months are:

     1. Retain a website developer create a state of the art website to promote our products. We expect to spend $500 to $10,000 for the website which will include graphics and links from our site.

     2.  Marketing and advertising will be focused on promoting our website and products. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

     We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. We anticipate this occurring in the next 60 days.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are start-up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must find customers and sell our products.

     In the event we need additional funds for operations, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on June 2, 2008

     We were incorporated on June 2, 2008. We executed our licensing agreement with Ms. Lakhani, our president, completed a private placement of securities and raised $41,400, retained a lawyer and prepared our registration statement.

Liquidity and Capital Resources

     As of the date of this report, we have not yet generated any revenues from our business activities.

     We issued 7,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Neema Lakhani, our sole officer and director on June 2, 2008 in consideration of $7,000. Ms. Lakhani is a non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In June 2008, we completed a private placement of 4,140,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of September 30, 2008, our total assets were $20,355 and our total liabilities were $10,176.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2008.

CELESTIAL DELIGHTS USA CORP.

BY:	NEEMA LAKHANI
Neema Lakhani, President, Principal Executive
Officer, Treasurer, Secretary, Principal Financial
Officer, Principal Accounting Officer, and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.