Form 10-Q
period 2008-12-31
Celestial Delights USA Corp.
filed 2009-02-11
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,140,000 as of February 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Celestial Delights USA Corp.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,516	$32,553
Prepaid expenses	150	150
Deferred license fee - current portion	4,000	-
Total Current Assets	5,666	32,703
Deferred license fee - noncurrent portion	2,000	-
Total Assets	$7,666	$32,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payable and accrued liabilities	$2,923	$-
Due to related party	226	399
Total current liabilities	3,149	399
Stockholders' Equity

Preferred stock, $0.00001 par value
authorized 100,000,000 shares,
none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 11,140,000 shares	111	111
Additional paid-in capital	49,689	48,489
Deficit accumulated during the development stage	(45,283)	(16,296)
Total stockholders' equity	4,517	32,304
Total Liabilities and Stockholders' Equity	$7,666	$32,703

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	Three months		Six months		Period June 2,
	ended		ended		2008 (Inception) to
	December 31,		December		December 31,
	2008		31, 2008		2008

Revenue	$-		$-		$-
Total Revenue	-		-		-

Cost and expenses
License fees	1,000		2,000		2,000
General and administrative	5,262		26,987		43,283
Total Costs and Expenses	6,262		28,987		45,283
Net Loss	$(6,262	) $	(28,987	) $	(45,283)

Net Loss per share
Basic and diluted	$(0.00	) $	(0.00)

Number of common shares used to compute net
loss per share
Basic and Diluted	11,140,000		11,140,000

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period June 2, 2008 (Inception) to December 31, 2008

				Deficit
				Accumulated
	Common Stock, $0.00001		Additional	During the		Total
	Par Value		Paid-in	Development		Stockholders'
	Shares	Amount	Capital	Stage		Equity
Sales of Common stock;
- June 2, 2008 at $0.001	7,000,000	$70	$6,930	$-		$7,000
- June 30, 2008 at $0.01	4,140,000	41	41,359	-		41,400
Donated expenses	-	-	200	-		200
Net loss for the period June 2, 2008
(inception) to June 30, 2008	-	-	-	(16,296)		(16,296)
Balance, June 30, 2008	11,140,000	$111	$48,489	$(16,296	) $	32,304
Unaudited:
Donated expenses	-	-	600	-		600
Net loss for the three months ended
September 30, 2008	-	-	-	(22,725)		(22,725)
Balance, September 30, 2008	11,140,000	$111	$49,089	$(39,021	) $	10,179
Donated expenses	-	-	600	-		600
Net loss for the six months ended
December 31, 2008	-	-	-	(6,262)		(6,262)
Balance, December 31, 2008	11,140,000	$111	$49,689	$(45,283	) $	4,517

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Cash Flows

			Period June 2,
	Six months		2008 (Inception)
	ended December		to December 31,
	31, 2008		2008
Cash Flows from Operating Activities
Net loss	$(28,987	) $	(45,283)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of deferred license fee	4,000		4,000
Donated expenses	1,200		1,400
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,923		2,923
Prepaid expenses	-		(150)
Net cash provided by (used for) operating activities	(20,864)		(37,110)

Cash Flows from Investing Activities
License fee paid in connection with Product License Agreement	(8,000)		(8,000)
Net cash provided by (used for) investing activities	(8,000)		(8,000)

Cash Flows from Financing Activities
Increase (decease) in due to related party	(173)		226
Proceeds from sales of common stock	-		48,400
Net cash provided by (used for) financing activities	(173)		48,626

Increase (decrease) in cash	(29,037)		3,516
Cash, beginning of period	32,553		-

Cash, end of period	$3,516		$3,516

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-		$-
Income taxes paid	$-		$-

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 1. Organization and Business Operations

Celestial Delights USA Corp. (“the Company”) was incorporated in the State of Nevada on June 2, 2008. The Company’s principal business is to market and distribute a unique line of gourmet flavoured oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has an operating loss of $45,283 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of December 31, 2008 and for the three and six months ended December 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the six months ended December 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 3. Product License Agreement

On July 2, 2008, the Company (the “Licensee”) entered into a Product License Agreement (the “Agreement”) with Celestial Delights, a sole proprietorship company located in Ontario Canada, and Neema Lakhani (the “Principal” and together with Celestial Delights, the “Licensor”) pursuant to which the Company agreed to license the exclusive rights to market and distribute, in the United States, a line of gourmet seasonings owned by the Licensor. The initial term of the Agreement is for two years, and is renewable at the sole option of the Licensor for two additional two-year terms upon 30 days written notice. The Agreement may be further extended upon mutual agreement by both parties. The Company paid $8,000 for the right to market, promote and distribute the gourmet seasonings, and is to pay a royalty of ten percent (10%) of all gross sales for products licensed. Ms. Lakhani is the majority stockholder and chief executive officer of the Company.

The $8,000 initial license fee, which was paid on October 31, 2008, was capitalized on July 2, 2008 and is being expensed over the initial two year term of the agreement.

Note 4. Related Party Transactions

As at December 31, 2008, the Company is indebted to the President of the Company for $226 (June 30, 2008 - $399). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month for the services) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. During the six month period ended December 31, 2008, the Company expensed $1,200 for donated services.

On June 2, 2008, the Company issued 7,000,000 shares of common stock to the President of the Company at $0.001 per share for cash proceeds of $7,000.

Note 5. Common Stock

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission, that was declared effective on September 23, 2008, to register 4,140,000 shares for resale by existing shareholders of the Company at a price of $0.01 per share until such time as the shares of the Company’s common stock start trading on the OTC Bulletin Board or another exchange. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)

Note 6. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

		Period June 2, 2008
	Six Months Ended	(Inception) to
	December 31, 2008	December 31, 2008

Expected tax at 35%	$(10,145)	$(15,849)
Donated expenses	420	490
Increase in valuation allowance	9,725	15,359
Income tax provision	$-	$-

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

	December 31,	June 30,
	2008	2008
Net operating loss carryforword	$15,359	$5,634
Valuation allowance	(15,359)	(5,634)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $15,359 at December 31, 2008 attributable to the future utilization of the net operating loss carryforward of $43,883 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028 and $27,787 in 2029.

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

Milestones

     Our milestones over the next twelve months are:

     1. Retain a website developer create a shopping cart on our website to promote and sell our products online. We expect to spend $1,500 to $10,000 for the website which will include a search engine and a word search program with Google will be implemented to generate more traffic to our site.

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

     3. We also plan to market our business and its online presence by attending some key trade food trade shows in 2009.

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

     As of December 31, 2008, our total assets were $7,666 and our total liabilities were $3,149.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of February, 2009.

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