Form 10-Q
period 2009-03-31
Celestial Delights USA Corp.
filed 2009-05-12
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,140,000 as of May 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Celestial Delights USA Corp.
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Current Assets
Cash	$1,397	$32,553
Prepaid expenses	150	150
Deferred license fee - current portion	4,000	-
Total Current Assets	5,547	32,703
Deferred license fee - noncurrent portion	1,000	-
Total Assets	$6,547	$32,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$5,195	$-
Due to related party	4,223	399
Total current liabilities	9,418	399
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares, none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 11,140,000 shares	111	111
Additional paid-in capital	50,289	48,489
Deficit accumulated during the development stage	(53,271)	(16,296)
Total Stockholders' Equity (Deficiency)	(2,871)	32,304
Total Liabilities and Stockholders' Equity (Deficiency)	$6,547	$32,703

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	Three months ended March 31, 2009	Nine months ended March 31, 2009	Period June 2, 2008 (Inception) to March 31, 2009

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
License fees	1,000	3,000	3,000
General and administrative	6,988	33,975	50,271
Total Costs and Expenses	7,988	36,975	53,271
Net Loss	$(7,988)	$(36,975)	$(53,271)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	11,140,000	11,140,000

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 2, 2008 (Inception) to March 31, 2009
(Unaudited)
		Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
		Shares	Amount	Capital	Stage	Equity
Sales of Common stock;
-	June 2, 2008 at $0.001	7,000,000	$70	$6,930	$-	$7,000
-	June 30, 2008 at $0.01	4,140,000	41	41,359	-	41,400
Donated expenses		-	-	200	-	200
Net loss for the period June 2, 2008 (inception)
to June 30, 2008		-	-	-	(16,296)	(16,296)
Balance, June 30, 2008		11,140,000	$111	$48,489	$(16,296)	$32,304
Donated expenses		-	-	600	-	600
Net loss for the three months ended September 30, 2008		-	-	-	(22,725)	(22,725)
Balance, September 30, 2008		11,140,000	$111	$49,089	$(39,021)	$10,179
Donated expenses		-	-	600	-	600
Net loss for the three months ended December 31, 2008		-	-	-	(6,262)	(6,262)
Balance, December 31, 2008		11,140,000	$111	$49,689	$(45,283)	$4,517
Donated expenses		-	-	600	-	600
Net loss for the three months ended March 31, 2009		-	-	-	(7,988)	(7,988)
Balance, March 31, 2009		11,140,000	$111	$50,289	$(53,271)	$(2,871)

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine months ended March 31, 2009	Period June 2, 2008 (Inception) to March 31, 2009
Cash Flows from Operating Activities
Net loss	$(36,975)	$(53,271)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of deferred license fee	3,000	3,000
Donated expenses	1,800	2,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,195	5,195
Prepaid expenses	-	(150)
Net cash used for operating activities	(26,980)	(43,226)

Cash Flows from Investing Activities
License fee due in connection with Product License Agreement	(8,000)	(8,000)
Net cash used for investing activities	(8,000)	(8,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	48,400
Increase in due to related party	3,824	4,223
Net cash provided by financing activities	3,824	52,623

(Decrease) Increase in cash	(31,156)	1,397
Cash, beginning of period	32,553	-

Cash, end of period	$1,397	$1,397

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

Note 1. Organization and Business Operations

Celestial Delights USA Corp. (“the Company”) was incorporated in the State of Nevada on June 2, 2008. The Company’s principal business is to market and distribute a unique line of gourmet flavored oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, the Company has an operating loss of $53,271 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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
March 31, 2009
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

Note 4. Related Party Transactions

As at March 31, 2009, the Company is indebted to the President of the Company for $4,223 (June 30, 2008 - $399). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month for the services) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. During the nine month period ended March 31, 2009, the Company expensed $1,800 for donated services.

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
March 31, 2009
(Unaudited)

Note 6. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine months Ended	Period June 2, 2008 (Inception) to
	March 31, 2009	March 31, 2009

Expected tax at 35%	$(12,941)	$(18,645)
Donated expenses	630	700
Increase in valuation allowance	12,311	17,945
Income tax provision	$-	$-

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

	March 31,	June 30,
	2009	2008
Net operating loss carryforward	$17,945	$5,634
Valuation allowance	(17,945)	(5,634)
Net deferred tax assets	$-	$-

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)

Note 6. Income Taxes (continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,945 at March 31, 2009 attributable to the future utilization of the net operating loss carryforward of $51,271 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028 and $35,175 in 2029.

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

Milestones

Our milestones over the next twelve months are:

1.     To  develop and create a shopping cart on our  website to promote and sell our products online .  We expect to spend $1,500 to $10,000 for the new version website which will include a search engine and a word search program with Google will be implemented to generate more traffic to our site.  We anticipate launching our new website in the second quarter of this year.

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

3.	We also plan to market our business and its online presence by attending some key trade food trade shows in 2009.

4.	We plan on targeting existing markets by aligning ourselves with food distribution companies where our products can be complimentary.

We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website or through a distribution network.  We anticipate this occurring in the next 60 days.

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

As of March 31, 2009, our total assets were $6,547 and our total liabilities were $9,418.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of May, 2009.

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