Form 10-K
period 2009-06-30
Celestial Delights USA Corp.
filed 2009-10-13
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2009

Commission File Number: 333-153472

Celestial Delights USA Corp. (Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	27-0999493 (I.R.S. Employer Identification No.)

11811 N Tatum Blvd., Suite 3031 Phoenix, Arizona 85028 (Address of principal executive offices) (Zip Code)

(602) 953-7757 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer* ☐   Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☒    Yes              ☐   No
The aggregate market value of the common stock held by non-affiliates as of December 31, 2008 (the last trading day of the second quarter) was $4,140 based on the closing sale price on such day.
As of October 13, 2009, the last practicable date, 89,120,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

TABLE OF CONTENTS

PART I.

ITEM 1. BUSINESS

Overview

Celestial Delights USA Corp. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 2, 2008. Under an exclusive Product License Agreement (“Agreement”) with our former president, Neema Lakhani, and Celestial Delights, a sole proprietorship company located in the Canadian province of Ontario, we have the exclusive right to market and distribute the coveted Celestial Delights product line in the United States.  The Celestial Delights product line consists of gourmet infused oils, infused grapeseed oils, mustard sauces, grilling rubs, bread dippers and gourmet dips for sale to specialty retail stores and gift basket markets. Our president owns the proprietary rights to those products. The recipes are original and are a trade secret.

Currently, the “Celestial Delights” product line, which we have an exclusive license to sell in the United States, can be found in various retail and gift basket markets in the Canadian provinces of Quebec and Ontario (Central, Western, Eastern, and Northern). Specifically, the Celestial Delights product line can be found in 30 stores in Central Ontario, in 6 stores in both Western and Eastern Ontario, in 5 stores in Northern Ontario, and in 5 stores in the Canadian province of Quebec.  We have the right to sell the product line in the United States and intend to market the product and make it available for purchase via our website (http://www.celestialdelightsusa.com).

We currently market premium quality gourmet oils, mustard sauces, rubs, and dippers, emphasizing superior flavors and innovative products. We seek to build brand recognition and customer loyalty by employing a marketing program that focuses on developing multiple points of sale for our products, and increasing consumer awareness of our offerings primarily through in-store sampling and web advertising in conjunction with our customers.

On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares.  This Form 10-K has been retroactively adjusted to reflect this forward stock split.

Market and Industry Overview and Size

According to a report by the National Association of the Specialty Food Trade, the specialty food industry generated $48 billion in sales at the retail level in 2008, which was an 8.4% increase over 2007.  The Gourmet food consumer market, which Celestial Delight’s product lines is a part of, is an increasingly growing part of the specialty food industry.

A review of industry trends suggests the following conclusions:

•	U.S. retail sales of gourmet, specialty and premium foods and beverages are growing at much faster rates than sales of the overall food and beverage industry.

•
Americans have a growing interest in specially-made gourmet flavored foods. They associate high-quality ingredients with health and wellness, and “gourmet” with “natural/organic.” The supermarket industry’s focus on upscale “fresh formats” responds to the phenomenon of higher disposable incomes among U.S. consumers and the resulting perception that gourmet/premium products are affordable luxuries.

•	Value and convenience are winning in the marketplace as evidenced by continued store growth in Club stores and discount supercenters.

•
Boutique retail stores (Whole Foods, Trader Joe’s, etc.) grew over 50% between 2001 and 2008. Natural foods have grown at a slower rate than organic products, but generate nearly five times the dollar sales.

We believe that our brands and our products are well suited for today’s consumer. However, we can give no assurance that current trends in healthy gourmet eating or consumer spending levels in the specialty food category will continue in the future or that our products will continue to respond to or anticipate these trends. Additionally, as we expand into different geographic regions and new product categories, we may encounter different consumer perceptions, diet trends, attitudes, behavior and competition. This may adversely impact our expansion strategy and cause us to incur greater expenses than anticipated in the promotion of our products.

Products and Markets

The Celestial Delights product line can be found in various retail and gift basket markets in the Canadian provinces of Quebec and Ontario. Specifically, they are sold in 30 stores in Central Ontario, in 6 stores in both Western and Eastern Ontario, in 5 stores in Northern Ontario, and in 5 stores in the Canadian province of Quebec.  Our company intends to sell the same Celestial Delights product line in the United States.

In particular the products are:

Gourmet Infused Oils
Infused Grapeseed Oils
Mustard Sauces
Grilling Rubs
Bread Dippers
Gourmet Dips

Additionally, we intend to market and sell a product line of Vinegars, Seasoning Salts, Antipasto, Chutneys, Cookie/Brownie Mixes, and Apple Butters.

The Celestial Delights product line offers a variety of tasteful gourmet-flavored foods. For example, the Gourmet infused oils add a unique yet subtle distinctive flavour to any garden salad or sautéed dish. Infused Grapeseed oil is a choice of many gourmet chefs around the world and is recognized as a heart healthy cooking oil. It is high in antioxidants and Vitamin E, and has about half the saturated fat of olive oil and has been known to raise HDL and LDL cholesterols. Our mustard sauces compliment a variety of dishes, are made with the finest natural ingredients, with No Preservatives and Gluten Free. Grilling Rubs are a unique blend of spices and herbs which add to and compliment the flavours of grilled and roasted meats, seafood and vegetables. Bread Dippers are an Award winning product at the Canadian Fine Food Show, and is a unique blend of canola oil, balsamic vinegar, herbs and spices. Finally, our Gourmet Dips are great to serve anytime of the year with vegetables, chips, pretzels and much more. They contain no fillers, MSG, artificial colours and are gluten free.

The products are labeled and carry the trade name “Celestial Delights”.

Manufacturing and Distribution

Ms. Lakhani, individually, is responsible for the products being produced and packaged. We distribute the products we sell by direct shipment from her facilities in Whitby, Ontario.

Our goal is to develop and create a shopping cart on our website to promote and sell the Celestial Delights product line. We expect to have our website include a search engine and a word search program with Google to generate more traffic to our site.

Competition

The specialty food industry, and more specifically, the gourmet food consumer market, is intensely competitive. We expect competition to continue to intensify in the future. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

We plan to market our business and its online presence by attending some key food trade shows.  Further, we plan on targeting existing markets by aligning ourselves with food distribution companies where the Celestial Delights product line can be complimentary.  Our marketing strategy is to create and sell unique quality products in the categories in which we compete.

We will focus our marketing and advertising on promoting our website and the Celestial Delights product line. The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.

Patents, Trademarks and Copyrights

We do not own any patents, trademarks or copyrights. We do not know if we are or will be infringing on any patents, copyrights or trademarks. If we infringe on any patents, trademarks or copyrights we will be liable for damages and may be enjoined from conducting our proposed business. Further, because we have no patent or copyright covering our product, someone could use the information and compete with us and we will have no recourse against him.

Licenses and Distribution Rights

On July 2, 2008, we (the “Licensee”) entered into a Product License Agreement (“Agreement”) with Celestial Delights, a sole proprietorship company located in Ontario, Canada, and Neema Lakhani, our former president and majority shareholder of our Company (the “Principal” and together with Celestial Delights, the “Licensor”) pursuant to which the Company agreed to license the exclusive rights to market and distribute, in the United States, a line of gourmet seasonings owned by the Licensor. The initial term of the Agreement is for two years, and is renewable at the sole option of the Licensor for two additional two-year terms upon 30 days written notice. The Agreement may be further extended upon mutual agreement by both parties. We may not alter or modify the packaging used for the products except to comply with state and federal laws. In all published versions of the products, we are required to place a copyright notice showing that the owner of the products is Ms. Lakhani. We have the right to promote and market the products in a manner determined by us within the United States of America. Any and all promotional materials developed by us will be the sole property of Ms. Lakhani.

The Company is to pay $8,000 for the right to market, promote and distribute the gourmet seasonings, and is to pay a royalty of ten percent (10%) of all gross sales for products licensed. Ms. Lakhani is the majority stockholder and the former chief executive officer of the Company. The $8,000 initial license fee, which was paid on October 31, 2008, was capitalized on July 2, 2008 and is being expensed over the initial two year term of the agreement.

Our license may be terminated by us or by Ms. Lakhani upon 120 days notice in writing.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, and import and export matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Employees

We are a development stage company and as of June 30, 2009, we had no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Customers

As of June 30, 2009, we had no customers.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

ITEM 1A.  RISK FACTORS

An investment in Celestial Delights USA’s common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing Celestial Delights USA.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair Celestial Delights USA’s business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that    involve risks and uncertainties that could cause actual results to differ   materially from projected results. Such “forward looking” statements include,    but are not necessarily limited to statements regarding anticipated levels of    future revenues and earnings from the operations of Celestial Delights USA. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity,    capital resources, and availability of future equity capital on commercially   reasonable terms. Factors that could cause actual results to differ materially    are discussed below. We disclaim any intent or obligation to publicly update    these “forward looking” statements, whether as a result of new information,    future events or otherwise.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $60,067 for the period from June 2, 2008 (inception) to June 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to meet our business objectives, and to take advantage of any available business opportunities.  In order to meet our obligations, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

If we are unable to successfully recruit qualified managerial and experienced personnel, we may not be able to execute on our business plan.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and experienced personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending June 30, 2010. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

If the Celestial Delights product line does not achieve greater market acceptance, or if alternative brands are developed and gain market traction, prospects for our growth and profitability would be limited.

Our future success depends on increased market acceptable of the Celestial Delights product line.  The gourmet specialty food community may not embrace our Celestial Delights product line.  Acceptance of our services will depend on several factors, including: cost, product freshness, convenience, timeliness, strategic partnerships and reliability. Any of these factors could have a material adverse effect on our business, results of operations and financial condition. We also cannot be sure that our business model will gain wide acceptance among chefs, or the gourmet specialty food community. If the market fails to continue to develop, or develops more slowly than we expect, our business, results of operations and financial condition will be adversely affected. Moreover, if new gourmet brands are developed, our prospective products and current technologies could become less competitive or obsolete.  Any of these factors could have a material and adverse impact on our growth and profitability.

The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.

The markets in which we operate are very competitive and have been characterized by rapid technological change. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition.

Some of our competitors and potential competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Given their capital resources, the large companies with whom we compete or may compete in the future, are in a better position to substantially increase their manufacturing capacity, research and development efforts or to withstand any significant reduction in orders by customers in our markets. Such larger companies typically have broader and diverse product lines and market focus and thus are not as susceptible to downturns in a particular market. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with potential domestic and foreign customers.

Because we are small and do not have much capital, we must limit our activities. As such we will not be able to compete with large entities that market food products.  We compete against other providers of gourmet foods, some of which sell their products globally, and some of these providers have considerably greater resources and abilities than we have. These competitors may have greater marketing and sales capacity, established sales and distribution networks, significant goodwill and global name recognition. Furthermore, it may become necessary for us to reduce our prices in response to competition. This could impact our ability to be profitable. In the event we are unable to attract customers to our product, we will not generate revenues or profits. It that occurs, you will lose your investment.

We would be at a competitive disadvantage if our competitors bring their products to market earlier, if their products are more technologically capable than ours, or if any of our competitors’ products or technologies were to become preferred in the industry. Moreover, we cannot be assured that potential customers will not develop their own products, or acquire companies with products, that are competitive with our future products. Any of these competitive threats could have a material adverse effect on our business, operating results or financial condition.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

We do not own any patents, trademarks or copyrights

We do not own any patents, trademarks or copyrights. We do not know if we are or will be infringing on any patents, copyrights or trademarks. If we infringe on any patents, trademarks or copyrights, we will be liable for damages and may be enjoined from conducting our proposed business. Further, because we have no patent or copyright covering our product, someone could use the information and compete with us and we will have no recourse against him.

Changing consumer preferences may impact our food products.

Consumer preferences change, sometimes quickly, and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and offer products that appeal to their preferences. We introduce new products and improved products, and incur development and marketing costs associated with new products. If our new products fail to satisfy consumer expectations, then our strategy to grow sales and profits with new products will be less successful.

If our sole officer and director resigns or dies without having found replacements, our operations will cease. If that should occur, you could lose your investment.

We have one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die, there will be no one to control and operate this company. Further, we do not have keyman insurance. If that should occur, until we find others to conduct our operations, we will suspend our operations or cease operating entirely. In that event, it is possible you could lose your entire investment.

Because our former sole officer and director, who is also a promoter, owns more than 50% of the outstanding shares of the Company, she will retain control of us and will be able to decide who will be directors and you will not be able to elect any directors which could decrease the price and marketability of the shares.

Neema Lakhani owns 56,000,000 shares of our common stock and will continue to control us. As a result, Ms. Lakhani will be able to elect all of our directors and control our operations.

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant. There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause dilution to our existing shareholders.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 100,000,000 shares of common stock authorized. As of the date of this Report, we have 89,120,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue additional shares of common stock without shareholder approval, which if issued could cause dilution to our then shareholders.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “CLDS” there is currently no public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the future  market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently lease our registered offices at 11811 N Tatum Blvd, Suite 3031, Phoenix, AZ 85028.

At fiscal year end, the Company did not own or lease any other facilities.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its property are not a party to any pending legal proceedings. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers.  These disputes are seen by the Company’s management as a normal part of business, and there are no currently pending actions or threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock, $0.00001 par value, has a symbol “CLDS” but is not currently traded on the OTC Bulletin Board (“OTCBB”) exchange.

Stockholders

As of June 30, 2009, we had 89,120,000 shares of common stock outstanding held by 39 shareholders, not including certificates held in street name.

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to reinvest and finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

     Since inception, we have sold the following securities that were not registered under the Securities Act of 1933, as follows:

a)
On June 2, 2008, we issued 56,000,000 shares of common stock to Neema Lakhani, our former officer and director, in consideration of $0.000125 per share or a total of $7,000. We issued the foregoing restricted shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The transaction took place outside the United States of America and Ms. Lakhani is a non-US person.

b)
In June 2008, we sold 33,120,000 shares of common stock to 46 individuals in consideration of $0.00125 per share or a total of $41,400. The foregoing  33,120,000 shares of common stock were issued as restricted securities pursuant to Reg. S of the Securities Act of 1933 in that all of the sales took place outside the United States of America with non-US persons.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The discussion and financial statements contained herein are for our fiscal years ended June 30, 2008 and June 30, 2009. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of June 30, 2009

We reported total current assets of $4,440 on June 30, 2009, consisting of cash of $290, prepaid expenses of $150 and a deferred license fee of $4,000. Total current liabilities reported of $13,507 consisted of $9,019 in accounts payable and accrued liabilities and expenses of $4,488 in notes, interest on notes and advances due to related parties.

Stockholders' Equity decreased from $32,204 for the year ended June 30, 2008 to a deficiency of $9,067 at June 30, 2009.

Plan of Operation

Background

We were organized under the laws of the State of Nevada on June 2, 2008. We are a start-up corporation and have not yet realized any revenues from our business activities. On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares.

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

If required, our sole officer and director is willing to loan us money. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

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

Milestones

Our milestones over the next twelve months are:

1.
To develop and create a shopping cart on our  website to promote and sell our products online.  We expect to spend $1,500 to $10,000 for the new version website which will include a search engine, including a word search program with Google, which will be implemented to generate more traffic to our site.  We anticipate launching our new website in the second quarter of this year.

2.
Marketing and advertising will be focused on promoting our website and products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 and $35,000.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

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

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended June 30, 2009 included in the Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Year Ended June 30, 2009 as Compared to the Year Ended June 30, 2008

Results of Operations, Year Ended	June 30, 2009	June 30, 2008

License Fees	$4,000	$—
General and Administrative	39,771	16,296
	$43,771	$16,296

General and administrative expenses

During the fiscal year ended June 30, 2009, we incurred total expenses of $43,711 as compared to $16,296 for the period June 2, 2008 (Inception) to June 30, 2008. These expenses were related mainly to investor relations and professional fees.  Other expenses were incurred in relation to activities associated with maintaining a public listing, such as legal and accounting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

From Inception on June 2, 2008

We were incorporated on June 2, 2008.  We executed our licensing agreement with Ms. Lakhani, our former president, completed a private placement of securities and raised $41,400, retained a lawyer and prepared our registration statement.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $290.  During the period ended June 30, 2009, we funded our operations from the proceeds of private sales of equity and convertible notes that occurred in the period ended June 30, 2008. We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended June 30, 2009, we had $0 cash flows from operations. We raised $0 during the fiscal year ended June 30, 2009.

We currently have no revenue from operations. In order to meet our business objectives, we will need to raise additional funds through equity or convertible debt financing. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

We do not anticipate making any major purchases of capital assets in the next six months. We believe that, with our current efforts to raise capital, we will have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

We anticipate that our cash requirements will be significant in the near term due to our expected implementation of our marketing and sales goals.  Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended June 30, 2010, as we look to generating sufficient revenue to meet our needs.

Prior Financings

We issued 56,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Neema Lakhani, our former sole officer and director on June 2, 2008 in consideration of $7,000.  Ms. Lakhani is a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

In June 2008, we completed a private placement of 33,120,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

Capital Expenditures

We did not make any capital expenditures in the fiscal year ended June 30, 2009.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations At June 30, 2009	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Total Debt	$0.00	$0.00	$0.00	$0.00	$0.00

The above table outlines our obligations as of June 30, 2009 and does not reflect any changes in our obligations that have occurred after that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included following the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of our fiscal year pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors serve until their successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person:

Person	Age	Position

John J. Lennon	53	President, Chief Executive Officer, Treasurer, Secretary, Director

Mr. Lennon will serve until our next annual meeting of the stockholders. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

John J. Lennon

John J. Lennon has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and member of our board of directors since September 21, 2009.

From May 30, 2008 to July 7, 2009, Mr. Lennon served as Treasurer, VP of Finance and Director of Brite-Strike Tactical Illumination Products, Inc.; from February 2009 to June 2009, as President, Chief Financial Officer and Secretary of American Petro-Hunter, Inc., from June 2009, as Chief Financial Officer and Secretary of American Petro-Hunter, Inc.; from May 2009, as President, Chief Financial Officer and Secretary of GC China Turbine Corp.; from March 2009, as President, Chief Financial Officer and Secretary of LED Power Group, Inc.; from 2004, as President of Chamberlain Capital Partners; from 2006, as Director of American Durahomes and from 2005-2007, as Treasurer/Director/VP of Finance of US Starcom. Chamberlain Capital Partners assists companies in the area of maximizing shareholder value through increased sales, cost reduction and refined business strategy. Mr. Lennon has also assisted companies in obtaining debt financing, private placements or other methods of funding. He is responsible for corporate reporting, press releases, and funding related initiatives for American Durahomes, a private corporation, and previously for US Starcom, a public entity. On December 31, 2007, Mr. Lennon was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and director of Explortex Energy Inc., a publicly reporting company, which is a natural resource exploration company engaged in the participation in drilling of oil and gas in the United States.  Mr. Lennon resigned from his positions at Explortex Energy Inc. on June 29, 2009.  From 1987 to 2004, Mr. Lennon served as Senior Vice President of Janney Montgomery Scott, Osterville, MA, Smith Barney and Prudential Bache Securities, managing financial assets for high net worth individuals.

Mr. Lennon currently serves on the Board of Directors of American Petro-Hunter, Inc., GC China Turbine Corp. and LED Power Group, Inc.

Audit Committee

Our  Board of Directors  has not  established  a separate  audit committee within the meaning of Section  3(a)(58)(A) of the Securities  Exchange Act of 1934,  as amended  (the  "Exchange  Act").  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the  Exchange  Act.  We are seeking candidates for outside directors to serve on a separate audit committee when we establish one. Due to our small size and limited operations and resources, it has been difficult to recruit outside directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

Given our limited operations and resources and because we are in the development stage, we have not yet adopted a code of ethics. Upon commencement of significant operations and hiring other executive officers, we intend to adopt a code of ethics that will apply to all our officers, directors and employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our former President and Director, Neema Lakhyani, failed to file on a timely basis Form 3 and Form 4s as required pursuant to Section 16(a) of the Securities Exchange Act.

Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended June 30, 2009 and June 30, 2008. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensa tion ($) (i)	Total ($) (j)
Neema Lakhani	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former President,	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Treasurer*	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

* Ms. Lakhani resigned all of her positions with our company effective September 21, 2009.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

Members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of October 13, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock

John J. Lennon	-	0%
1694 Falmouth Road, Suite 150 Centerville, Massachusetts 02630 Centerville, Massachusetts

Neema Lakhani	56,000,000	62.84%
1621 McEwen Drive, #21 Whitby, Ontario, Canada L1N 9A5

Ownership of all directors and officers as a group (1 person)	-	0%

(1)
Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.  Unless provided for otherwise, the address for each of the beneficial owners named below is the Company's business address.

(2)
Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Although we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

On June 2, 2008, the Company issued 56,000,000 shares of restricted common stock to Neema Lakhani, the former President of the Company at $0.000125 per share for cash proceeds of $7,000.

On July 2, 2008 we entered into a licensing agreement license with our former president, Neema Lakhani. The term of the license is from July 2, 2008 to July 2, 2010. Our license is an exclusive in the United States of America. Under the license we have a right to sell the products in the United States of America. We may not alter or modify the packaging used for the products except of comply with state and federal laws. In all published versions of the products, we are required to place a copyright notice showing that the owner of the products is Ms. Lakhani. The consideration for the license is a promise to pay Ms. Lakhani 10% of all gross sales proceeds plus $8,000, which has already been paid. We have the right to promote and market the products in a manner determined by us within the United States of America. Any and all promotional materials developed by us will be the sole property of Ms. Lakhani. Our license may be terminated by us or by Ms. Lakhani upon 120 days notice in writing.

Further, Ms. Lakhani has advanced funds to us for some of our incorporation needs. As of June 30, 2009, Ms. Lakhani advanced us $4,223. There is no due date for the repayment of the funds advanced by Ms. Lakhani. Ms. Lakhani will be repaid from revenues or operations if and when we generate revenues to pay the obligation. There is no assurance that we will ever generate revenues from our operations. The obligation to Ms. Lakhani does not bear interest. There is no written agreement evidencing the advancement of funds by Ms. Lakhani or the repayment of the funds to Ms. Lakhani. The entire transaction was oral.

As of June 30, 2009, the Company is indebted to the President of the Company for $4,223 (June 30, 2008 - $399). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month for the services) is included in general and administrative expenses and additional paid-in capital is increased by the same amounts. During the twelve month period ended June 30, 2009, the Company expensed $2,400 for donated services.

Director Independence

During 2008, we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Michael T. Studer, CPA, P.C. for the fiscal periods shown.

	June 30, 2009	June 30, 2008
Audit Fees	$11,918	$—
Audit — Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$11,918	$—

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2009. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits
The following exhibits are included as part of this report by reference:

3.1(1)	Articles of Incorporation of Company, as filed with the Secretary of State of Nevada on June 2, 2008.

3.2 (1)	Bylaws of Company

10.1(1)
Exclusive Product License Agreement between the Celestial Delights USA Corp. (the “Company”) and Celestial Delights, a sole proprietorship company located in Ontario Canada, and Neema Lakhani, the former president and majority shareholder of our Company

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	incorporated herein by reference to exhibits previously filed on Registrant’s Registration Statement on Form S-1, filed on September 12, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELESTIAL DELIGHTS USA CORP.

Dated: October 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: October 13, 2009	/s/ John J. Lennon
By: John J. Lennon
Its: President, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John J. Lennon	Director	October 13, 2009
John J. Lennon

Celestial Delights USA Corp.
(A Development Stage Company)
Index to Financial Statements
June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Celestial Delights USA Corp.

I have audited the accompanying balance sheets of Celestial Delights USA Corp. (the Company), a development stage company, as of June 30, 2009 and  2008 and  the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended June 30, 2009, for the  period June 2, 2008 (inception) to June 30, 2008 and for the period June 2, 2008 (inception) to June 30, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celestial Delights USA Corp., a development stage company, as of June 30, 2009 and 2008  and the results of its operations and its cash flows for the year ended June30, 2009, for the period June 2, 2008 (inception) to June 30, 2008 and for the period June 2, 2008 (inception) to June 30, 2009  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
October  9, 2009

Celestial Delights USA Corp.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS

Current Assets
Cash	$290	$32,553
Prepaid expenses	150	150
Deferred license fee	4,000	-
Total Assets	$4,440	$32,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$9,019	$-
Due to related party	4,488	399
Total current liabilities	13,507	399
Stockholders' Equity (Deficiency)

Preferred stock, $0.00001 par value;
authorized 100,000,000 shares, none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 89,120,000 and 89,120,000 shares, respectively	891	891
Additional paid-in capital	50,109	47,709
Deficit accumulated during the development stage	(60,067)	(16,296)
Total Stockholders' Equity (Deficiency)	(9,067)	32,304
Total Liabilities and Stockholders' Equity (Deficiency)	$4,440	$32,703

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Operations

	Year ended June 30, 2009	Period June 2, 2008 (Inception) to June 30, 2008	Period June 2, 2008 (Inception) to June 30, 2009

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
License fees	4,000	-	4,000
General and administrative	39,771	16,296	56,067
Total Costs and Expenses	43,771	16,296	60,067
Net Loss	$(43,771)	$(16,296)	$(60,067)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	89,120,000	57,184,000

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 2, 2008 (Inception) to June 30, 2009

	Common Stock, $0.00001 Par Value		Additional Paid-	Deficit Accumulated During the	Total Stockholders' Equity
	Shares	Amount	in Capital	Development Stage	(Deficiency)

Sales of Common stock;
- June 2, 2008 at $0.000125	56,000,000	$560	$6,440	$-	$7,000
- June 30, 2008 at $0.00125	33,120,000	331	41,069	-	41,400
Donated expenses	-	-	200	-	200
Net loss for the period June 2, 2008 (inception)
to June 30, 2008	-	-	-	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	(16,296)	32,304
Donated expenses	-	-	2,400	-	2,400
Net loss for the year ended June 30, 2009	-	-	-	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	$891	$50,109	$(60,067)	$(9,067)

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Cash Flows

	Year ended June 30, 2009	Period June 2, 2008 (Inception) to June 30, 2008	Period June 2, 2008 (Inception) to June 30, 2009
Cash Flows from Operating Activities
Net loss	$(43,771)	$(16,296)	$(60,067)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of deferred license fee	4,000	-	4,000
Donated expenses	2,400	200	2,600
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,019	-	9,019
Prepaid expenses	-	(150)	(150)
Net cash used for operating activities	(28,352)	(16,246)	(44,598)

Cash Flows from Investing Activities
License fee due in connection with Product License Agreement	(8,000)	-	(8,000)
Net cash used for investing activities	(8,000)	-	(8,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	48,400	48,400
Increase in due to related party	4,089	399	4,488
Net cash provided by financing activities	4,089	48,799	52,888

(Decrease) Increase in cash	(32,263)	32,553	290
Cash, beginning of period	32,553	-	-

Cash, end of period	$290	$32,553	$290

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Celestial Delights USA Corp. (the “Company”) was incorporated in the State of Nevada on June 2, 2008. The Company’s principal business is to market and distribute a unique line of gourmet flavored oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets.

On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares. The financial statements have been retroactively adjusted to reflect this forward stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At June 30, 2009, the Company has negative working capital and a stockholders’ deficiency of $9,067. Further, the Company has not generated any revenues and incurred $60,067 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of its common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

SFAS No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and due to related party. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Revenue Recognition

The Company will recognize revenue from the sale of gourmet seasonings in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will be recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

i)	Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s future financial statements from adoption of these pronouncements is not expected to be material.

Note 3. Product License Agreement

On July 2, 2008, the Company (the “Licensee”) entered into a Product License Agreement (“Agreement”) with Celestial Delights, a sole proprietorship company located in Ontario Canada, and Neema Lakhani (Principal and together with Celestial Delights, the “Licensor”) pursuant to which the Company agreed to license the exclusive rights to market and distribute, in the United States, a line of gourmet seasonings owned by the Licensor. The initial term of the Agreement is for two years, and is renewable at the sole option of the Licensor for two additional two-year terms upon 30 days written notice. The Agreement may be further extended upon mutual agreement by both parties. The Company is to pay $8,000 for the right to market, promote and distribute the gourmet seasonings, and is to pay a royalty of ten percent (10%) of all gross sales for products licensed. Ms. Lakhani is also the majority stockholder and former chief executive officer of the Company.

The $8,000 initial license fee, which was paid on October 31, 2008, was capitalized on July 2, 2008 and is being expensed over the initial two year term of the agreement.

Note 4. Related Party Transactions

As at June 30, 2009, the Company is indebted to the former President of the Company for $4,488 (2008 - $399). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company received services from its former president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month) was included in general and administrative expenses and additional paid-in capital was increased by the same amounts. During the fiscal period ended June 30, 2009, the Company expensed $2,400 (2008 - $200) for donated services.

On June 2, 2008, the Company issued 56,000,000 shares of common stock to the former President of the Company at $0.000125 per share for cash proceeds of $7,000.

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission, which was declared effective on September 23, 2008, to register 33,120,000 shares for resale by existing shareholders of the Company at a price of $0.00125 per share until such time as the shares of the Company’s common stock start trading on the OTC Bulletin Board or another exchange. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Note 5. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year Ended	Period June 2, 2008 (Inception) to	Period June 2, 2008 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Expected tax at 35%	$(15,320)	$(5,704)	$(21,023)
Donated expenses	840	70	910
Incorporation costs
Increase in valuation allowance	14,480	5,634	20,113
Income tax provision	$ .	$-	$-

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

	June 30,	June 30,
	2009	2008
Net operating loss carryforward	$20,113	$5,634
Valuation allowance	(20,113)	(5,634)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,113 at June 30, 2009 attributable to the future utilization of the net operating loss carryforward of $57,467 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028 and $41,371 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 6. Subsequent Events

On September 21, 2009, Ms. Neema Lakhani resigned as Director, President, Chief Executive Officer, Chief Financial Officer and the Company.

On September 21, 2009, the Board of Directors of the Company appointed Mr. John J. Lennon as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company to fill the vacancy created by the resignation of Ms. Lakhani.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.