Form 10-Q
period 2009-09-30
Celestial Delights USA Corp.
filed 2009-11-19
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-153472

CELESTIAL DELIGHTS USA CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

11811 N Tatum Blvd
Suite 3031
Phoenix, AZ 85028
(Address of principal executive offices, including zip code.)

(602) 953-7757
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.                                                                                                                                                      YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,120,000 shares as of November 19, 2009.

CELESTIAL DELIGHTS USA CORP.
FORM 10-Q

September 30, 2009

Certifications
Exhibit 31.1
Exhibit 31.2
Exhibit 32

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended June 30, 2009, filed on October 13, 2009.

As used in this Form 10-Q, “we,” “us” and “our” refer to Celestial Delights USA Corp., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

The discussion and financial statements contained herein are for the period ended September 30, 2009.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Celestial Delights USA Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$—	$290
Prepaid expenses	150	150
Deferred license fee	3,000	4,000
Total Assets	$3,150	$4,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$19,854	$9,019
Due to related party	4,637	4,488
Total current liabilities	24,491	13,507
Stockholders' Deficiency
Preferred stock, $0.00001 par value; authorized 100,000,000 shares, none issued	—	—
Common stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 89,120,000 and 89,120,000 shares, respectively	891	891
Additional paid-in capital	50,709	50,109
Deficit accumulated during the development stage	(72,941)	(60,067)
Total Stockholders' Deficiency	(21,341)	(9,067)
Total Liabilities and Stockholders' Deficiency	$3,150	$4,440

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period June 2, 2008 (Inception) to September 30, 2009

Revenue	$—	$—	$—
Total Revenue	—	—	—

Cost and expenses
License fees	1,000	1,000	5,000
General and administrative	11,874	21,725	67,941
Total Costs and Expenses	12,874	22,725	72,941
Net Loss	$(12,874)	$(22,725)	$(72,941)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	89,120,000	89,120,000

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the period June 2, 2008 (Inception) to September 30, 2009

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Sales of Common stock;
- June 2, 2008 at $0.000125	56,000,000	$560	$6,440	$—	$7,000
- June 30, 2008 at $0.00125	33,120,000	331	41,069	—	41,400
Donated expenses	—	—	200	—	200
Net loss for the period June 2, 2008 (inception)
to June 30, 2008	—	—	—	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	(16,296)	32,304
Donated expenses	—	—	2,400	—	2,400
Net loss for the year ended June 30, 2009	—	—	—	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	891	50,109	(60,067)	(9,067)
Unaudited:
Donated expenses	—	—	600	—	600
Net loss for the three months ended September 30, 2009	—	—	—	(12,874)	(12,874)
Balance, September 30, 2009	89,120,000	$891	$50,709	$(72,941)	$(21,341)

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Period June 2, 2008 (Inception) to September 30, 2009
Cash Flows from Operating Activities
Net loss	$(12,874)	$(22,725)	$(72,941)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of deferred license fee	1,000	1,000	5,000
Donated expenses	600	600	3,200
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,835	10,042	19,854
Prepaid expenses	—	—	(150)
Net cash used for operating activities	(439)	(11,083)	(45,037)

Cash Flows from Investing Activities
License fee due in connection with Product License Agreement	—	(8,000)	(8,000)
Net cash used for investing activities	—	(8,000)	(8,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	—	—	48,400
Increase (decrease) in due to related party	149	(265)	4,637
Net cash provided by (used for) financing activities	149	(265)	53,037

Decrease in cash	(290)	(19,348)	—
Cash, beginning of period	290	32,553	—

Cash, end of period	$—	$13,205	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See notes to financial statements.

Celestial Delights USA Corp.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

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

On September 21, 2009, Ms. Neema Lakhani resigned as sole officer and director of the Company.

On September 21, 2009, the Board of Directors of the Company appointed Mr. John J. Lennon as sole officer and director of the Company to fill the vacancy created by the resignation of Ms. Lakhani.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At September 30, 2009, the Company has negative working capital and a stockholders’ deficiency of $21,341. Further, the Company has not generated any revenues and incurred $72,941 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of its common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of September 30, 2009 and for the three months ended September 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three months ended September 30, 2009 and 2008, and the period June 2, 2008 (inception) to September 30, 2009.

Note 2. Interim Financial Statements (continued)

The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our report on Form 10-K (which was filed with the SEC on October 13, 2009).

Note 3. Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently existed in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 8.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but does eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4. Product License Agreement

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

Note 5. Related Party Transactions

As at September 30, 2009, the Company is indebted to the former President of the Company for $4,637 (2008 - $134). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company received services from its former president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month) was included in general and administrative expenses and additional paid-in capital was increased by the same amounts. During the three month period ended September 30, 2009, the Company expensed $600 (2008 - $600) for donated services.

On June 2, 2008, the Company issued 56,000,000 shares of common stock to the former President of the Company at $0.000125 per share for cash proceeds of $7,000.

Note 6. Common Stock

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

Note 7. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three months Ended	Three months Ended	Period June 2, 2008 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Expected tax at 35%	$(4,506)	$(7,954)	$(25,529)
Donated expenses	210	210	1,120
Increase in valuation allowance	4,496	7,744	24,409
Income tax provision	$—	$—	$—

Note 7. Income Taxes (continued)

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

	September 30,	June 30,
	2009	2009
Net operating loss carryforword	$24,409	$20,113
Valuation allowance	(24,409)	(20,113)
Net deferred tax assets	$—	$—

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,409 at September 30, 2009 attributable to the future utilization of the net operating loss carryforward of $69,741 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028, $41,371 in 2029 and $12,274 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 8. Subsequent Events

a)
On October 14, 2009, the Company issued a $6,800 promissory note to Coach Capital LLC (“Coach”) in satisfaction of an account payable to Coach for a payment made by Coach in September 2009 on behalf of the Company. This promissory note bears interest at 10% per annum and is due on demand. Arrears in payment of the principal amount or any interest shall bear interest at the rate of 30% per annum.

b)
On October 26, 2009, the Company issued a $1,574 promissory note to Coach in satisfaction of an account payable to Coach for a payment made by Coach in October 2009 on behalf of the Company. This promissory note bears interest at 10% per annum. Arrears in payment of the principal amount or any interest shall bear interest at the rate of 30% per annum.

c)
The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition as of September 30, 2009

We reported total current assets of $3,150 on September 30, 2009, consisting of cash of $0, prepaid expenses of $150 and a deferred license fee of $3,000. Total current liabilities reported of $24,491 consisted of $19,854 in accounts payable and accrued liabilities and expenses of $4,637 in notes, interest on notes and advances due to related parties.

Stockholders' Equity decreased from a deficiency of $9,067 for the year ended June 30, 2009 to a deficiency of $21,341 at September 30, 2009.

Plan of Operation

Background

We were organized under the laws of the State of Nevada on June 2, 2008. We are a start-up corporation and have not yet realized any revenues from our business activities. On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues, and no revenues are anticipated until we begin marketing and selling our line of products. Accordingly, we must raise cash from sources other than the sale of our product line. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by our sales and marketing efforts.

To meet our need for cash we raised money from private placements.  If it turns out that we do not have enough money to continue operating, we will have to find alternative sources, like a secondary public offering, a private placement of securities, or loans from our officers or others.

We will not be conducting research, nor are we going to buy or sell any plant or significant equipment during the next twelve months.

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

3.	We also plan to market our business and its online presence by attending some key food trade shows in 2010.

4.	We plan on targeting existing markets by aligning ourselves with food distribution companies where our products can be complimentary.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with  Accounting Standard Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Results of Operations

The following is Management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

Results of Operations, Three Months Ended	Sept. 30, 2009	Sept. 30, 2008

License Fees	$1,000	$1,000
General and Administrative	11,874	21,725
	$12,874	$22,725

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

From Inception on June 2, 2008

We were incorporated on June 2, 2008.  We executed our licensing agreement with Ms. Lakhani, our former president, completed a private placement of securities and raised $41,400, retained a lawyer and prepared our registration statement.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $0.  During the period ended September 30, 2009, we funded our operations from the proceeds of private sales of equity and convertible notes. We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the period ended September 30, 2009, we had  $0 cash flows from operations. We raised $0 during the three month period ended September 30, 2009.

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

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

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

We incurred net losses of $72,941 for the period from June 2, 2008 (inception) to September 30, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On October 14 and 26, 2009, the Company issued an aggregate of $8,3374 in promissory notes to Coach Capital LLC (“Coach”) in satisfaction of an account payable to Coach for payments made by Coach in September and October 2009 on behalf of the Company. The promissory notes bear interest at 10% per annum. Arrears in payment of the principal amounts or any interest shall bear interest at the rate of 30% per annum.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on November 19, 2009.

CELESTIAL DELIGHTS USA CORP.

BY:	/s/ John J. Lennon
John J. Lennon, President, Chief Executive Officer, Secretary and Treasurer.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.