Form 10-Q
period 2009-12-31
Far East Wind Power Corp.
filed 2010-02-19
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-153472

FAR EAST WIND POWER CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

11811 N Tatum Blvd
Suite 3031
Phoenix, AZ 85028
(Address of principal executive offices, including zip code.)

(602) 953-7757
(telephone number, including area code)

CELESTIAL DELIGHTS USA CORP.
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,120,000 shares as of February 19, 2010.

FAR EAST WIND POWER CORP.
FORM 10-Q

December 31, 2009

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	4

Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period from June 2, 2008 (inception) to December 31, 2009 (Unaudited).	5

Statements of Stockholder's Equity (Deficiency) for the period June 2, 2008 (Inception) to December 31, 2009 (Unaudited).	6

Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from June 8, 2008 (inception) to December 31, 2009 (Unaudited).	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 3. Qualitative and Quantitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signature Page	22

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

As used in this Form 10-Q, “we,” “us” and “our” refer to Far East Wind Power Corp., which is also sometimes referred to as the “Company.”

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

The discussion and financial statements contained herein are for the period ended December 31, 2009.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$290
Prepaid expenses	8,921	150
Deferred license fee (Note 4)	2,000	4,000
Total Assets	$10,921	$4,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$14,771	$9,019
Due to related party (Note 6)	4,643	4,488
Promissory note (Note 5)	74,194	-
Total current liabilities	93,608	13,507
Stockholders' Deficiency
Preferred stock, $0.00001 par value;
authorized 100,000,000 shares, none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 89,120,000 and 89,120,000 shares, respectively	891	891

Additional paid-in capital	50,709	50,109

Deficit accumulated during the development stage	(134,287)	(60,067)

Total Stockholders' Deficiency	(82,687)	(9,067)

Total Liabilities and Stockholders' Deficiency	$10,921	$4,440

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	Period June 2, 2008 (Inception) to December 31, 2009

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
License fees	1,000	1,000	2,000	2,000	6,000
General and administrative	60,346	5,262	72,220	26,987	128,287
Total Costs and Expenses	61,346	6,262	74,220	28,987	134,287
Net Loss	$(61,346)	$(6,262)	$(74,220)	$(28,987)	$(134,287)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted	89,120,000	89,120,000	89,120,000	89,120,000

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Stockholders’ Deficiency
For the period June 2, 2008 (Inception) to December 31, 2009
(Unaudited)

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Sales of Common stock;
- June 2, 2008 at $0.000125 per share	56,000,000	$560	$6,440	$-	$7,000
- June 30, 2008 at $0.00125 per share	33,120,000	331	41,069	-	41,400
Donated expenses	-	-	200	-	200
Net loss for the period June 2, 2008 (inception)
to June 30, 2008	-	-	-	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	(16,296)	32,304
Donated expenses	-	-	2,400	-	2,400
Net loss for the year ended June 30, 2009	-	-	-	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	891	50,109	(60,067)	(9,067)
Unaudited:
Donated expenses	-	-	600		600
Net loss for the six months ended December 31, 2009	-	-	-	(74,220)	(74,220)
Balance, December 31, 2009	0	$0	$50,709	$(134,287)	$(82,687)

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended December 31, 2009	Six months ended December 31, 2008	Period June 2, 2008 (Inception) to December 31, 2009
Cash Flows from Operating Activities
Net loss	$(74,220)	$(28,987)	$(134,287)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of deferred license fee	2,000	4,000	6,000
Donated expenses	600	1,200	3,200
Expenditures paid by third party in exchange
for promissory note	74,194	-	74,194
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,752	2,923	14,771
Prepaid expenses	(8,771)	-	(8,921)
Net cash used for operating activities	(445)	(20,864)	(45,043)

Cash Flows from Investing Activities
License Fee due in connection with Product License Agreement	-	(8,000)	(8,000)
Net cash used for investing activities	-	(8,000)	(8,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	48,400
Increase (decrease) in due to related party	155	(173)	4,643
Net cash provided by (used for) financing activities	155	(173)	53,043

Decrease in cash	(290)	(29,037)	-
Cash, beginning of period	290	32,553	-

Cash, end of period	$-	$3,516	$-

Interest paid	$-	$-
Income taxes paid	$-	$-

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 1.	Organization and Business Operations

Far East Wind Power Corp. (the “Company”) was incorporated in the State of Nevada on June 2, 2008 under the name Celestial Delights USA Corp. The Company’s principal business was to market and distribute a unique line of gourmet flavored oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets. On January 6, 2010, the Company entered into a Letter of Intent (the “LOI”) with Han Wind Energy Corporation (“Han Wind”), a British Virgin Islands corporation formed to promote and develop wind energy parks in the area of Tui Teng Liang, Inner Mongolia, China. On February 12, 2010, the Company changed its name by way of a merger with its wholly-owned subsidiary, Far East Wind Power Corp. The merger was solely for the purpose of effecting the name change.  As a result of the name change, the Company’s new trading symbol under the OTC Bulletin Board is “FEWP” effective February 9, 2010.

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

On November 23, 2009, the Board of Directors of the Company appointed Mr. James Ping Xu as the chairman of the Board.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2009, the Company has negative working capital and a stockholders’ deficiency of $82,687. Further, the Company has not generated any revenues and incurred $134,287 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of its common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.	Interim Financial Statements

The unaudited financial statements as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008 and for the period June 2, 2008 (inception) to December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the periods ended December 31, 2009 and 2008.

The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended December 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently existed in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 10.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but does eliminate all references to pre-codification standards.

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

Note 5.	Promissory Note

During the six months ended December 31, 2009, Coach Capital LLC (“Coach Capital”) paid $74,194 for expenses (primarily professional and consulting fees) on behalf of the Company. On December 31, 2009, the Company agreed to issue a promissory note to secure the loans. The Promissory Note dated January 2, 2010 accrues interest at a rate of 10% per annum calculated annually from January 2, 2011 on so much of the Principal Amount as shall be outstanding from time to time. The Note is payable upon demand. Arrears in payment of the Principal Amount or any interest shall bear interest at the rate of 30% per annum calculated annually. Coach Capital may, at its option, convert all or any part of the indebtedness owing under this note into Company securities at such rate as that being offered to investors at the time of conversion.

Note 6.	Related Party Transactions

As at December 31, 2009, the Company is indebted to the majority stockholder and former President of the Company for $4,643 (June 30, 2009 - $4,488). This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company received services from its majority stockholder and former president through September 2009 at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month) was included in general and administrative expenses and additional paid-in capital was increased by the same amounts. During the six month period ended December 31, 2009, the Company expensed $600 (2008 - $1,200) for donated services.

On June 2, 2008, the Company issued 56,000,000 shares of common stock to the former President of the Company at $0.000125 per share for cash proceeds of $7,000.

In the three months ended December 31, 2009, the company incurred $7,500 in consulting fees expense to a corporation controlled by the Company’s chief executive officer.

Note 7.	Common Stock

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission, which was declared effective on September 23, 2008, to register 33,120,000 shares for resale by existing shareholders of the Company at a price of $0.00125 per share until such time as the shares of the Company’s common stock start trading on the OTC Bulletin Board or another exchange. The Company does not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Note 8.	Commitment

On November 15, 2009, the Company entered into a business consulting agreement with Great Northwest Investor Relations, Inc. (“Great Northwest”) providing for Great Northwest to perform consulting services for a period of 24 months ending November 14, 2011 at a rate of $7,500 per month. The agreement is terminable by either party upon 30 days prior written notice to the other party.

Note 9.	Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six months Ended	Six months Ended	Period June 2, 2008 (Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Expected tax at 35%	$(25,977)	$(10,145)	$(47,000)
Donated expenses	210	420	1,120
Increase in valuation allowance	25,767	9,725	45,880
Income tax provision	$-	$-	$-

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

	December 31,	June 30,
	2009	2009

Net operating loss carryforword	$45,880	$20,113
Valuation allowance	(45,880)	(20,113)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $45,880 at December 31, 2009 attributable to the future utilization of the net operating loss carryforward of $131,087 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028, $41,371 in 2029 and $73,620 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 10.	Subsequent Events

a)	On January 2, 2010, the Company issued a promissory note to Coach Capital in the amount of $74,194 (See Note 5).

b)
On January 6, 2010, the Company entered into a Letter of Intent (the “LOI”) with Han Wind Energy Corporation (“Han Wind”), a British Virgin Islands corporation formed to promote and develop wind energy parks in China. Pursuant to the LOI, the Company agreed to perform a regulatory and financial due diligence investigation on the project to determine the viability of re-launching the project and obtaining the requisite permissions from the relevant authorities. Either party may terminate the LOI upon 30 days prior written notice.

c)
On February 12, 2010, the Company changed its name by way of a merger with its wholly-owned subsidiary, Far East Wind Power Corp. The merger was solely for the purpose of effecting the name change. As a result of the name change, the Company’s new trading symbol under the OTC Bulletin Board is “FEWP” effective February 9, 2010.

d)
The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

e)
On February 17, 2010, Neema Lakhani, the Company’s former president, returned 49,000,000 shares of the Company’s common stock to treasury, in connection with her resignation on September 21, 2009, as an officer and director of the Company.  As a result, the number of shares of the Company’s common stock outstanding was reduced from 89,120,000 to 40,120,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Financial Condition as of December 31, 2009

We reported total current assets of $10,921 on December 31, 2009, consisting of prepaid expenses of $8,921 and a deferred license fee of $2,000.  We had no cash as of December 31, 2009.  Total current liabilities reported of $93,608 consisted of $14,771 in accounts payable and accrued liabilities, $74,194 in promissory notes and $4,643 due to related parties.

Stockholders' Equity increased from a deficiency of $9,067 for the year ended June 30, 2009 to a deficiency of $82,687 at December 31, 2009.

Background

We were organized under the laws of the State of Nevada on June 2, 2008. Under an exclusive Product License Agreement with our former president, Neema Lakhani, and Celestial Delights, a sole proprietorship located in Ontario, Canada, we have the exclusive right to market and distribute the coveted Celestial Delights product line in the United States. The Celestial Delights product line consists of gourmet infused oils, infused grapeseed oils, mustard sauces, grilling rubs, bread dippers and gourmet dips for sale to specialty retail stores and gift basket markets.

On June 9, 2009, we effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares. Given the global economic crisis, challenging credit environment and poor retail sales in the United States, we decided to change our business focus towards the end of 2009 and began to explore overseas growth opportunities in China.

Subsequent to our fiscal quarter ended December 31, 2009, on January 6, 2010, we entered into a Letter of Intent (the “LOI”) with Han Wind Energy Corporation, a British Virgin Islands corporation (“HWE”) to promote and develop wind energy parks in the area of HuiTengLiang, Inner Mongolia, China (the “Project”). The initial project consists of a development property encompassing an area of 188 square kilometers in size with a recorded average annual wind speed in excess of 8 m/s. The property is 62 kilometers from a large and growing urban centre which includes a mix of both residential and industrial consumers. Plans for the project include a phase 1 stage to install up to 48 MW of wind turbines, and phase 2 plans are projected to increase the installation upwards to 300 MW or higher based on future demand considerations. HWE brought the Project to a certain point of development from 2005 through to 2008 but lack of available financing stalled the Project. Pursuant to the LOI, we agreed to perform a regulatory and financial due diligence investigation on the Project to determine the viability of re-launching the Project and obtaining the requisite permissions from the relevant authorities.

On February 17, 2010, Neema Lakhani, our former president, returned 49,000,000 shares of our common stock to treasury, in connection with her resignation On September 21, 2009, as an officer and director of the Company.  As a result, the number of shares of our common stock outstanding was reduced from 89,120,000 to 40,120,000.

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

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with  Accounting Standard Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on October 13, 2009.

Results of Operations for the Three and Six Months Ended December 31, 2009 as Compared to the Three and Six Months Ended December 31, 2008

Results of Operations, Three Months Ended	Dec. 31, 2009	Dec. 31, 2008

License Fees	$1,000	$1,000
General and Administrative	60,346	5,262
	$61,346	$6,262

Results of Operations, Six Months Ended	Dec. 31, 2009	Dec. 31, 2008

License Fees	$2,000	$2,000
General and Administrative	72,220	26,987
	$74,220	$28,987

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early development stage.

Period from inception, June 2, 2008 to December 31, 2009

We were incorporated on June 2, 2008.  We executed our licensing agreement with Ms. Lakhani, our former president, completed a private placement of securities and raised $41,400, retained a lawyer and prepared our registration statement.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $0.  During the six month period ended December 31, 2009, we funded our operations from the proceeds of private sales of equity and convertible notes. We plan to continue further financings and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended December 31, 2009, we used $445 cash for operating activities and had $155 cash provided by financing activities.  During the three month period ended December 31, 2009, $74,194 of our expenditures were paid by a third party in exchange for a promissory note.

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

We anticipate that our cash requirements will be significant in the near term due to our expected implementation of our business objectives.  Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended June 30, 2010, as we look to generating sufficient revenue to meet our needs.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

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

We incurred net losses of $134,287 for the period from June 2, 2008 (inception) to December 31, 2009. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to meet our business objectives, and to take advantage of any available business opportunities.  In order to meet our obligations, we will have to raise additional funds.  In particular, we have entered into a Letter of Intent with Han Wind Energy Corporation, a British Virgin Islands corporation to promote and develop wind energy parks in the area of HuiTengLiang, Inner Mongolia, China (the “Project”), and development of the Project would require significant financing.  Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

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

The inability of our officers and directors to devote sufficient time to the operation of the business may limit our success.

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

We do not own any patents, trademarks or copyrights.

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

Developing the Project will require substantial expenditure of capital, which we currently do not have, and our efforts to develop and construct the Project may be unsuccessful or delayed despite the expenditure of significant amounts of capital and management time and energy.

The development of the Project will require substantial amounts of capital that we currently do not have, nor have we identified any specific sources of capital.  It is likely that if we do raise additional capital for the Project, our existing shareholders will suffer dilution.  Our success in developing the Project will be dependent upon factors in addition to our ability to raise capital, such as obtaining regulatory approval and permits, completing construction, staying within development and construction budgets for the Project, obtaining access to transmission networks for the electricity the Project produces, and the negotiation of satisfactory supply of wind turbines and power purchase agreements.  We may fail to accomplish some or all of these items on a timely basis or at all, which would delay or prevent the completion of the Project and potentially result in a default under any our contracts or financing arrangements, any of which would have a material adverse effect on our business, results of operations and financial condition.

We have little experience in the wind energy industry, and if we are unable to successfully operate the Project, if developed, our financial performance and growth could be materially and adversely effected.

Our current management has little experience operating in the wind energy industry, which is subject to many challenges and risks.  Some of these challenges and risks associated with the operation of the Project, if developed, are:

•	the wind energy business is characterized by intense competition from both other wind energy producers and other energy industries;

•
revenue from the Project would come almost entirely from the generation of electricity, and the ability to generate electricity from wind is dependent, in part, on meteorological and atmospheric conditions that are beyond our control and subject to fluctuation;

•
the operational performance of windparks depends on several factors in addition to meteorological and atmospheric conditions, such as turbine performance, aerodynamic losses resulting from wear and tear on wind turbines, degradation of other components, damage due to extreme weather, and shutdowns for maintenance and repairs;

•	the transmission networks for the energy we produce, which are beyond our control, may experience downtime, limiting our ability to sell the energy we produce;

•	the price at which we can sell wind energy is subject to commodity pricing and would be beyond our control unless we enter into arrangements for fixed pricing;

•	there may be unforeseen operating costs or downtime associated with maintenance and repair, and

•
we will be dependent on a few suppliers of the parts and components necessary for the Project, such as wind turbines, and will be in competition with other windparks for those parts and components, which may lead to delays in receiving the parts and components we need for construction or repair, or our inability to get such parts and components at all.

Any of these risks and challenges could reduce our ability to develop, construct and operate the Project, and the ability of the Project to generate and deliver electricity, which would have an adverse impact on our operations and financial condition.

Our ability to obtain and maintain regulatory approval, licenses and permits for the development, construction and operation of the Project is critical to the Project’s success, and the cost of compliance with, any non-compliance with, or changes in, applicable laws and regulations could materially and adversely affect our business, results of operations and financial condition.

Development and operation of the Project will require compliance with numerous regulations at a national, regional and local level.  The process of obtaining and maintaining authorization for the development, construction and operation of a windpark is complicated.  We cannot assure you that we will be able to obtain all of the approvals, licenses and permits required to develop, construct and operate the Project.  If we fail to obtain or maintain these necessary approvals, licenses or permits, our business prospects, results of operations and financial condition would be materially adversely affected.

In addition, the legal and regulatory compliance costs in connection with the development, construction and operation of the Project are expected to be substantial.  Any decision by governmental authorities to revoke or deny the issuance of permits or approvals, revise regulations and laws regarding the sale of energy or wind energy in particular, or our inability to comply with the applicable regulatory requirements, may result in increased compliance costs, reduced revenues, the need for additional capital expenditures, a suspension or shutdown of the Project, and potentially a default under our contracts or financing arrangements, which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Doing Business in China

We may have significant assets located overseas, which could result in stockholders not receiving distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

If we develop the Project, we may have significant assets located in China.  Any assets we have in China may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding.  As a result, if we declared bankruptcy or insolvency, our stockholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As a result of the Project, all or substantial portion of our business operations may be conducted in China, under the jurisdiction of the government of the People’s Republic of China (“PRC”). Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

Our planned operations in China with respect to the Project may subject us, or any Chinese subsidiaries we may have, to laws and regulations applicable to foreign investment in China. China's legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China's legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce in China, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Unprecedented rapid economic growth in China may increase our costs of doing business on the Project, and may negatively impact our profit margins and/or profitability.

The development of the Project will depend, in part, upon the availability of relatively low-cost labor and materials.  Rising wages in China may increase our overall costs in connection with the construction and operation of the Project. In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of developing the Project.  Since energy is a commodity, it is unlikely that we would be able to pass these costs on to our customers in the form of higher prices, which would cause our profit margins and/or profitability to decline.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

We expect that substantially all of our revenues from the Project would be in Chinese currency, Renminbi (RMB).  The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  We expect that our revenues and costs associated with the Project will be mostly denominated in RMB, while a significant portion of our financial assets would be denominated in U.S. dollars.  Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollar into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

The Project  could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our ability to develop and operate the Project. For instance, health or other government regulations adopted in response may require temporary closure of the Project or any offices we may have in China. Such closures would severely disrupt our business operations and adversely affect our results of operations.  We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

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

Although our common stock is quoted on the OTCBB under the symbol “FEWP” there is currently no public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our future stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, lack of available credit, interest rates or international currency fluctuations may adversely affect the future market price and liquidity of our common stock.

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

On January 2, 2010, we issued a convertible note to an accredited investor for proceeds of $74,194 in the form of expenses (primarily professional and consulting fees) paid on our behalf.  The amount is unsecured and is due on demand. The principal amount bears interest at 10% per annum calculated and payable annually.  Arrears in payment of the principal and interest on the note accrues interest at the rate of 30% per annum calculated annually.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion. We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on February 19, 2010.

FAR EAST WIND POWER CORP.

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