Form 10-Q
period 2010-03-31
Far East Wind Power Corp.
filed 2010-05-21
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:  333-153472

FAR EAST WIND POWER CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0999493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11811 North Tatum Blvd., Suite 3031
Phoenix, Arizona 85028
(Address of principal executive offices)

(602) 953-7757
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at May 20, 2010 was 40,120,000.

INDEX

		Page
		Number

	PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2
	Balance Sheets as at March 31, 2010 (unaudited) and June 30, 2009 (audited)	3
	Statements of Operations for the three and nine months ended March 31, 2010 and 2009 and for the period June 2, 2008 (Date of Inception) to March 31, 2010 (unaudited)	4
	Statements of Stockholders’ Deficiency for the period June 2, 2008 (Date of Inception) to March 31, 2010 (unaudited)	5
	Statements of Cash Flows for the three and nine months ended March 31, 2010 and 2009 and for the period June 2, 2008 (Date of Inception) to March 31, 2010 (unaudited)	6
	Notes to the Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	17
ITEM 4.	CONTROLS AND PROCEDURES	17

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	REMOVED AND RESERVED	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18

SIGNATURES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading “Risk Factors” and set forth in our Annual report on Form 10-K for the fiscal year ended June 30, 2009, filed on October 13, 2009 as amended by Form 10-K/A, filed on February 5, 2010.

As used in this Form 10-Q, “we,” “us” and “our” refer to Far East Wind Power Corp., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

The discussion and financial statements contained herein are for the period ended March 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements and notes thereto  included herewith.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Far East Wind Power Corp. at March 31, 2010 (with comparative figures as at June 30, 2009) and the statements of operations for each of the three and nine months ended March 31, 2010 and 2009 and for the period from June 2, 2008 (date of inception) to March 31, 2010, the statements of stockholders’ deficiency for the period from June 2, 2008 (date of inception) to March 31, 2010, and the statements of cash flows for the nine months ended March 31, 2010 and 2009 and for the period from June 2, 2008 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$290
Prepaid expenses	9,640	150
Deferred license fee (Note 4)	-	4,000
Total Current Assets and Total Assets	$9,640	$4,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$14,810	$9,019
Due to related party (Note 6)	-	4,488
Promissory notes and accrued interest(Note 5)	139,038	-
Total Current Liabilities and Total Liabilities	153,848	13,507
Stockholders' Deficiency
Preferred stock, $0.00001 par value; authorized 100,000,000 shares, none issued	-	-
Common stock, $0.00001 par value; authorized 100,000,000 shares, issued and outstanding 40,120,000 and 89,120,000 shares, respectively	401	891
Additional paid-in capital	51,199	50,109
Deficit accumulated during the development stage	(195,808)	(60,067)
Total Stockholders' Deficiency	(144,208)	(9,067)
Total Liabilities and Stockholders' Deficiency	$9,640	$4,440

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period
					June 2, 2008
	Three months	Three months	Nine months	Nine months	(Inception) to
	ended	ended	ended	ended	March 31,
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	2010

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
License fees	2,000	1,000	4,000	3,000	8,000
General and administrative	59,521	6,988	131,741	33,975	187,808
Total Costs and Expenses	61,521	7,988	135,741	36,975	195,808
Net Loss	$(61,521)	$(7,988)	$(135,741)	$(36,975)	$(195,808)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	65,996,000	89,120,000	81,609,000	89,120,000

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Stockholders' Deficiency
For the period June 2, 2008 (Inception) to March 31, 2010
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001 Par			During the	Stockholders'
	Value		Additional Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Sales of Common stock;
- June 2, 2008 at $0.000125	56,000,000	$560	$6,440	$-	$7,000
- June 30, 2008 at $0.00125	33,120,000	331	41,069	-	41,400
Donated expenses	-	-	200	-	200
Net loss for the period June 2, 2008 (inception) to June 30, 2008	-	-	-	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	(16,296)	32,304
Donated expenses	-	-	2,400	-	2,400
Net loss for the year ended June 30, 2009	-	-	-	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	891	50,109	(60,067)	(9,067)
Unaudited:
Shares returned and cancelled	(49,000,000)	(490)	490	-	-
Donated expenses	-	-	600	-	600
Net loss for the nine months ended March 31, 2010	-	-	-	(135,741)	(135,741)
Balance, March 31, 2010	40,120,000	$401	$51,199	$(195,808)	$(144,208)

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period June
			2, 2008 (Inception)
	Nine months ended	Nine months ended	to March 31,
	March 31, 2010	March 31, 2009	2010
Cash Flows from Operating Activities
Net loss	$(135,741)	$(36,975)	$(195,808)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of deferred license fee	4,000	3,000	8,000
Donated expenses	600	1,800	3,200
Expenditures paid by third parties in exchange for promissory notes	137,053	-	137,053
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,776	5,195	16,795
Prepaid expenses	(9,490)	-	(9,640)
Net cash provided by (used for) operating activities	4,198	(26,980)	(40,400)
Cash Flows from Investing Activities
License fee due in connection with Product License Agreement	-	(8,000)	(8,000)
Net cash used for investing activities	-	(8,000)	(8,000)
Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	48,400
Increase (decrease) in due to related party	(4,488)	3,824	-
Net cash provided by (used for) financing activities	(4,488)	3,824	48,400

Decrease in cash	(290)	(31,156)	-
Cash, beginning of period	290	32,553	-
Cash, end of period	$-	$1,397	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 1. Organization and Business Operations

Far East Wind Power Corp. (the “Company”) was incorporated in the State of Nevada on June 2, 2008. The Company’s principal business was to market and distribute a unique line of gourmet flavored oils, vinegars, mustards, rubs, antipastos, and sugars for sale to specialty retail stores and gift basket markets. On January 6, 2010, the Company entered into a Letter of Intent (the “LOI”) with Han Wind Energy Corporation (“Han Wind”), a British Virgin Islands corporation, to promote and develop wind energy parks in the area of Tui Teng Liang, Inner Mongolia, China. On February 12, 2010, the Company changed its name by way of a merger with its wholly-owned subsidiary, Far East Wind Power Corp. The merger was solely for the purpose of effecting the name change. As a result of the name change, the Company’s new trading symbol under the OTC Bulletin Board is “FEWP” effective February 9, 2010.

On March 22, 2010, the Company entered into a Letter of Intent with Wuhan Guoce Nordie New Energy Co. (“Wuhan Guoce”) to acquire Wuhan Guoce’s rights to its wind farm project named “TianHe I Project”.

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

On November 23, 2009, the Board of Directors of the Company appointed Mr. James Ping Xu as the chairman of the Board.

On March 18, 2010, John J. Lennon resigned as Director, President and Chief Executive Officer of the Company.  Mr. Lennon remains as the Chief Financial Officer of the Company.

On March 18, 2010, the Board of Directors of the Company appointed Mr. Han Xiaoping as the President and Chief Executive Officer of the Company.

On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares. The financial statements have been retroactively adjusted to reflect this forward stock split.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 1. Organization and Business Operations (continued)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. At March 31, 2010, the Company has negative working capital and a stockholders’ deficiency of $144,208. Further, the Company has not generated any revenues and incurred $195,808 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by loans or sales of its common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the nine months ended March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the nine months ended March 31, 2010 and 2009.

The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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
March 31, 2010
(Unaudited)

Note 3. Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently existed in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

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

Note 4. Product License Agreement

On July 2, 2008, the Company (the “Licensee”) entered into a Product License Agreement (“Agreement”) with Celestial Delights, a sole proprietorship company located in Ontario Canada, and Neema Lakhani (Principal and together with Celestial Delights, the “Licensor”) pursuant to which the Company agreed to license the exclusive rights to market and distribute, in the United States, a line of gourmet seasonings owned by the Licensor. The initial term of the Agreement is for two years, and is renewable at the sole option of the Licensor for two additional two-year terms upon 30 days written notice. The Agreement may be further extended upon mutual agreement by both parties. The Company is to pay $8,000 for the right to market, promote and distribute the gourmet seasonings, and is to pay a royalty of ten percent (10%) of all gross sales for products licensed. Ms. Lakhani was the chief executive officer of the Company from inception to September 21, 2009.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 4. Product License Agreement (continued)

The $8,000 initial license fee, which was paid on October 31, 2008, was capitalized on July 2, 2008 and was being expensed over the initial two year term of the agreement. On January 6, 2010, the Company entered into a letter of intent to change its principal business to developing wind energy, and therefore, expensed the remaining $2,000 balance of the license fee in the three months ended March 31, 2010.

Note 5. Promissory Note

During the nine months ended March 31, 2010, Coach Capital LLC (“Coach Capital”) paid $88,959 and Quarry Bay Capital LLC (“Quarry Bay”) paid $48,094 for expenses (primarily professional and consulting fees) on behalf of the Company.

The Company issued the following promissory notes to secure the loans:

•	A promissory note dated January 2, 2010, to Coach Capital for $74,194, with interest at 10% per annum. This note is payable upon demand.

•	A promissory note dated January 8, 2010, to Coach Capital for $2,047, with interest at 10% per annum. This note is payable upon demand.

•	A promissory note dated February 16, 2010, to Coach Capital for $12,718, with interest at 10% per annum. This note is payable upon demand.

•	A promissory note dated March 31, 2010, to Quarry Bay for $48,094, with interest at 10% per annum. This note is payable upon demand.

For the period ended March 31, 2010, the Company accrued interest payable of $1,985 on the promissory notes.

For all the above promissory notes, arrears in payment of the Principal Amount or any interest shall bear interest at the rate of 30% per annum calculated annually. The holders of the notes may, at their option, convert all or any part of the indebtedness owing under the note into the Company securities at such rate as that being offered to investors at the time of conversion.

As the agreement included no conversion price and therefore, the number of shares could not be computed the Company has not recorded the value of the conversion feature.  The Company will record the value of the conversion feature, if any, on the date the number of shares issuable upon conversion of the debt is determinable.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 6. Related Party Transactions

As at March 31, 2010, the Company is indebted to the former President of the Company for $4,643 (June 30, 2009 - $4,488). The amount due to the former President has been reclassified to accounts payable. This amount is unsecured, non-interest bearing and has no terms of repayment.

The Company received services from its former president through September 2009 at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($200 per month) was included in general and administrative expenses and additional paid-in capital was increased by the same amounts. During the nine month period ended March 31, 2010, the Company expensed $600 (2008 - $1,800) for donated services.

On June 2, 2008, the Company issued 56,000,000 shares of common stock to the former President of the Company at $0.000125 per share for cash proceeds of $7,000.

During the nine months ended March 31, 2010, the Company incurred $15,000 in consulting fees expense to a corporation controlled by the Company’s present chief executive officer.

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

Note 8. Commitments and Contingencies

On November 15, 2009, the Company entered into a business consulting agreement with Great Northwest Investor Relations Inc. (“Great Northwest”) where Great Northwest will provide consulting services for a period of 24 months ending November 14, 2011 at a rate of $7,500 per month. The agreement is terminable by either party upon 30 days prior written notice to the other party.

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 8. Commitments and Contingencies (continued)

On January 6, 2010, the Company entered into a Letter of Intent with Han Wind Energy Corporation (“Han Wind”), a British Virgin Islands corporation, to promote and develop wind energy parks in China. Pursuant to the letter of intent, the Company agreed to perform a regulatory and financial due diligence investigation on the project to determine the viability of re-launching the project and obtaining the requisite permissions from the relevant authorities.  Either party may terminate the letter of intent upon 30 days prior written notice.

On March 22, 2010, the Company entered into a Letter of Intent (the “LOI”) with Wuhan Guoce Nordie New Energy Co. Ltd. (“Wuhan Guoce”), a People’s Republic of China company, where the Company agreed to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” in exchange for cash consideration totaling RMB 15,000,000 (approximately $2,197,500 translated at the March 31, 2010 exchange rate). The LOI, which is to become effective upon the date the Company receives at least $20,000,000 in financing (the “Effective Date”), provides for payments of RMB 2,000,000 ($293,000) within 4 business days, RMB 3,000,000 ($439,500) within 8 business days, and the RMB 10,000,000 ($1,465,000) remaining balance on the Effective Date. On April 13, 2010 (see Note 10), Quarry Bay (on behalf of the Company) arranged for payment of $200,000 to Wuhan Guoce as a first installment. As of the filing date of this Form 10-Q, the Effective Date has not occurred, the Company has not paid any additional installments to Wuhan Guoce, and the parties are negotiating a revised LOI.

Note 9. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended	Nine Months Ended	Period June 2, 2008 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Expected tax at 35%	$(47,509)	$(12,941)	$(68,533)
Donated expenses	210	630	1,120
Increase in valuation allowance	47,299	12,311	67,413
Income tax provision	$-	$-	$-

Far East Wind Power Corp.
(Formerly Celestial Delights USA Corp.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 9. Income Taxes (continued)

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

	March 31,	June 30,
	2010	2009
Net operating loss carryforword	$67,413	$20,113
Valuation allowance	(67,413)	(20,113)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $67,413 at March 31, 2010 attributable to the future utilization of the net operating loss carryforward of $192,608 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $16,096 in 2028, $41,371 in 2029 and $135,141 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 10. Subsequent Event

On April 30, 2010, the Company issued a promissory note to Quarry Bay in the amount of $200,000 in consideration of Quarry Bay’s arranged $200,000 payment (on behalf of the Company) to Wuhan Guoce on April 13, 2008 (see Note 8).  The Note is payable upon demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Financial Condition as of March 31, 2010

We reported total current assets of $9,640 on March 31, 2010, consisting of prepaid expenses of $9,640.  We had no cash as of March 31, 2010.  Total current liabilities reported of $153,848 consisted of $14,810 in accounts payable and accrued liabilities and $139,038 in promissory notes.

Stockholders’ Deficiency increased from a deficiency of $9,067 at June 30, 2009 to a deficiency of $144,208 at March 31, 2010.

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

On January 6, 2010, we entered into a Letter of Intent (the “LOI”) with Han Wind Energy Corporation, a British Virgin Islands corporation (“HWE”) to promote and develop wind energy parks in the area of HuiTengLiang, Inner Mongolia, China (the “Project”). The initial project consists of a development property encompassing an area of 188 square kilometers in size with a recorded average annual wind speed in excess of 8 m/s. The property is 62 kilometers from a large and growing urban centre which includes a mix of both residential and industrial consumers. Plans for the project include a phase 1 stage to install up to 48 megawatt (“MW”) of wind turbines, and phase 2 plans are projected to increase the installation upwards to 300 MW or higher based on future demand considerations. HWE brought the Project to a certain point of development from 2005 through to 2008 but lack of available financing stalled the Project. Pursuant to the LOI, we agreed to perform a regulatory and financial due diligence investigation on the Project to determine the viability of re-launching the Project and obtaining the requisite permissions from the relevant authorities.

On February 17, 2010, Neema Lakhani, our former president, returned 49,000,000 shares of our common stock to treasury, in connection with her resignation on September 21, 2009 as an officer and director of the Company.  As a result, the number of shares of our common stock outstanding was reduced from 89,120,000 to 40,120,000.

On March 22, 2010, we entered into a letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd. of Wuhan, China (“Guoce”) to acquire certain rights to a number of development stage wind farm projects located in Jilin Province and the Inner Mongolia Autonomous Region (“Inner Mongolia”). The proposed projects will be acquired from Guoce for cash totaling RMB 15,000,000 (approximately $2,197,500 translated at the March 31, 2010 exchange rate) and other considerations subject to agreed-upon financing and the terms will be set forth in a definitive purchase and sale agreement. This letter of intent is to become effective upon the date the Company receives at least $20,000,000 in financing (the “Effective Date”) and provides for payments of RMB 2,000,000 ($293,000) within 4 business days, RMB 3,000,000 ($439,500) within 8 business days, and the RMB 10,000,000 ($1,465,000) remaining balance on the Effective Date. On April 13, 2010, Quarry Bay Capital LLC (on behalf of the Company) arranged for payment of $200,000 to Guoce as a first installment. As of the filing date of this Quarterly Report on Form 10-Q, the Effective Date has not occurred, the Company has not paid any additional installments to Wuhan Guoce, and the parties are negotiating a revised letter of intent.

Guoce is a manufacturer of wind turbines and has been assembling a 700 MW portfolio of project locations and working with local, regional and national agencies as well as regional grid operators to acquire requisite permits and approvals necessary for development efforts to proceed at those locations. The most advanced-stage project of Guoce’s portfolio is known as the TianHe 1 Project and is a proposed 50MW development with all approvals in place and a site ready for construction commencing in April 2010.  This Inner Mongolia location has been determined to be a robust wind resource offering favorable conditions for annualized wind power generation. The TianHe Phase 2 project is planned for an additional 50MW later this year subject to permitting and approvals which we will undertake should we acquire the rights to this project.  Additional projects as part of the Guoce portfolio include a number of locations in Jilin Province. They include a proposed 100MW development site at the Min Ying Development Zone, and a planned 500MW program dispersed across the proposed Taonan Project Phases 1-5. All sites have been identified by various government agencies as recognized wind resource development locations and, subject to approval, are in various authorization stages which could offer short lead times to development.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended June 30, 2009 included in our Form 10-K. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with  Accounting Standard Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  As of, and for the three months ended March 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K filed on October 13, 2009, as amended by Form 10-K/A filed on February 5, 2010.

Comparison of Three and Nine Months Ended March 31, 2010 and March 31, 2009

Results of Operations, Three Months Ended	March 31, 2010	March 31, 2009

License Fees	$2,000	$1,000
General and Administrative	59,521	6,988
Total Expenses	$61,521	$7,988

Total expenses  for the three months ended March 31, 2010 increased to $61,521 from $7,988 for the three months ended March 31, 2009, due largely to an increase in general and administrative expenses from $7,988 in 2009 to $61,521 in 2010, primarily attributed to an increase in professional and consulting fees related to our development stage activities.

Results of Operations, Nine Months Ended	March 31, 2010	March 31, 2009

License Fees	$4,000	$3,000
General and Administrative	131,741	33,975
Total Expenses	$135,741	$36,975

Total expenses  for the nine months ended March 31, 2010 increased to $135,741 from $33,975 for the nine months ended March 31, 2009, due largely to an increase in general and administrative expenses from $33,975 in 2009 to $131,741 in 2010, primarily attributed to an increase in professional and consulting fees related to our development stage activities.

Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage.

Period from inception, June 2, 2008, to March 31, 2010

We were incorporated on June 2, 2008.  We executed our licensing agreement with Ms. Lakhani, our former president, completed a private placement of securities that raised $41,400, retained a lawyer and prepared our registration statement.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $0.  We currently have no revenue from operations. During the nine month period ended March 31, 2010, we funded our operations from the proceeds of private sales of convertible notes and third parties paid certain expenses on our behalf. We plan to continue further financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. In order to meet our more aggressive growth plans to acquire and develop wind farm projects in China, we will need to raise a significant amount of capital through equity or debt financings.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing shareholders.

For the nine month period ended March 31, 2010, we had $4,198 cash provided by operating activities and used $4,488 cash for financing activities.  During the nine month period ended March 31, 2010, $137,053 of our expenditures were paid by a third party in exchange for a promissory note.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Prior Financings

We issued 56,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Neema Lakhani, our former sole officer and director on June 2, 2008 in consideration of $7,000.  Ms. Lakhani is a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.  On February 17, 2010, Ms. Lakhani returned 49,000,000 shares of our common stock to treasury, in connection with her resignation on September 21, 2009 as an officer and director of the Company.

In June 2008, we completed a private placement of 33,120,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $41,400. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of March 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended March 31, 2010, the Company issued the following convertible promissory notes:

(i)	A convertible promissory note dated January 2, 2010, to Coach Capital LLC (“Coach Capital”) for $74,194, payable upon demand.

(ii)	A convertible promissory note dated January 8, 2010, to Coach Capital for $2,047, payable upon demand.

(iii)	A convertible promissory note dated February 16, 2010, to Coach Capital for $12,718, payable upon demand.

(iv)	A convertible promissory note dated March 31, 2010, to Quarray Bay Capital LLC (“Quarry Bay”) for $48,094, payable upon demand.

The holders of the notes may, at their option, convert all or any part of the indebtedness owing under the notes into the Company securities at such rate as that being offered to investors at the time of conversion.  The note agreements included no conversion price and therefore, the number of shares of common stock the Company will issue upon conversion of the promissory notes cannot be computed until the noteholders elect to convert the notes into common stock of the Company.   We issued the convertible promissory notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Subsequent to March 31, 2010, on April 30, 2010, the Company issued a convertible promissory note to Quarry Bay in the amount of $200,000. The note is payable upon demand.  Quarry Bay may at its option convert all or any part of the indebtedness owing under this note into Company securities at such rate as that being offered to investors at the time of conversion.  The note agreement included no conversion price and therefore, the number of shares of common stock the Company will issue upon conversion of the promissory note cannot be computed until the Quarry Bay elects to convert the note into common stock of the Company.   We issued the convertible promissory note to Quarry Bay in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, dated June 2, 2008, (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 filed on September 12, 2008).
3.1(a)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2010).
3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on September 12, 2008).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on September 12, 2008).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAR EAST WIND POWER CORP.

Date: May 21, 2010	/s/ John J. Lennon
Name: John J. Lennon
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)