Form 10-K
period 2010-06-30
Far East Wind Power Corp.
filed 2010-10-18
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-153472

FAR EAST WIND POWER CORP.
 (Exact name of registrant as specified in its charter)
Nevada	27-0999493
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
Wangzuo Center, West Tower, Suite 1608, Guanghua Road, Chaoyang District Beijing, China 100020 (Address of principal executive offices) (Zip Code)
86 18621363580 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common stock, par value $.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes                        ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐  Yes                        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes                        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes                        ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes                        ☑  No

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2009 based upon the closing price reported for such date on the Over-the-Counter Bulletin Board on December, 31, 2009, was $48,144,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 15, 2010, the registrant had 42,275,000 shares of its common stock issued and outstanding.

PART I

Item 1. Business

Corporate Overview

We were organized under the laws of the State of Nevada on June 2, 2008, as Celestial Delights USA Corp. to market and distribute gourmet seasonings in the United States of America (“U.S.”).  However, given the global economic crisis, challenging credit environment, and poor retail sales in the U.S., we decided to abandon this business model in November 2009. We refocused our operations on the wind energy industry in the People’s Republic of China (“PRC”). On February 9, 2010 we changed our name to Far East Wind Power Corp.

Overview

Far East Wind Power Corp. (the “Company” or “Far East”) is a development stage company engaged in the development, construction, and operation of utility-scale wind energy projects (“Wind Projects”) principally in the PRC. The Company is intent on taking advantage of the numerous financial and operating incentives afforded to clean energy projects, namely Wind Projects, within the PRC. We believe the Wind power industry is still developing in the PRC and there is tremendous potential for growth.  We believe the PRC will soon be the largest wind power market in the world.  We believe if we can obtain $96 million of working capital along with $224 million of debt financing from PRC banks we will be a top ten provider of wind power in the PRC.

Current Projects

Current Wind Projects in the PRC that Far East is involved with as of October 15, 2010 are detailed in the table below, and represent a total of 2,150 megawatts (“MW”) of developable wind power farms:

Wind Project Name	Wind Project Location	Date Terms Agreed	Stage of Development
Toanan	Inner Mongolia	In Process	1
Tianhe	Inner Mongolia	In Process	1
Min Yang	Inner Mongolia	In Process	1
Han	Inner Mongolia	January 6, 2010	1
Ruihao	Heilongjiang Province	June 30, 2010	2
Ningxia	Ningxia Hui Autonomous Region	July 30, 2010	2

Far East classifies its portfolio of potential Wind Projects by the stage of development of each Wind Project. The various stages are detailed below.

Stage of Development	Description
1	A local Chinese individual or entity controls wind farm development rights but no approvals or permits have been issued for development of a wind farm
2	A local Chinese individual or entity controls wind farm development rights and a wind farm development permit has been issued by the local government
3	A local Chinese individual or entity controls wind farm development rights and a wind farm development permit has been issued by the provincial government

4	Wind farm development permit issued, other approvals and permits in process
5	All wind farm development permits and approvals have been granted, construction plan is approved.

In November and December 2009, we began preliminary discussions with various potential business partners in Inner Mongolia in the PRC. A total of three Wind Projects were identified, “Toanan,” “Tianhe,” and “Min Yang.” These three Wind Projects are still being considered by the Company as of the date of the filing of this annual report. However, no significant progress has been made on these Wind Projects since the initial discussions. The Company is waiting on its business partners in the PRC to obtain certain permits and approvals necessary in order for the Company to begin formal negotiations with these potential business partners. There can be no assurance that any of these potential Wind Projects will ever materialize.

On January 6, 2010, we entered into a non-binding letter of intent with Han Wind Energy Corporation, a British Virgin Islands corporation (“HWE”) to promote and develop Wind Projects in the area of HuiTengLiang, Inner Mongolia, China (the “HWE Project”). The initial HWE Project consists of a Wind Project encompassing an area of 188 square kilometers in size with a recorded average annual wind speed in excess of 8 m/s. The property is 62 kilometers from a large and growing urban centre which includes a mix of both residential and industrial consumers. Plans for the HWE Project include a phase 1 stage to install up to 48 megawatts (“MW”) of wind turbines. Additional plans include the consideration of an additional 300 MW of wind turbines. HWE brought the HWE Project to a certain point of development from 2005 through to 2008 but lack of available financing stalled the HWE Project. Pursuant to the letter of intent, we agreed to perform a regulatory and financial due diligence investigation on the HWE Project to determine the viability of re-launching the HWE Project and obtaining the requisite permissions from the relevant authorities. The Company is waiting on HWE to obtain certain permits and approvals necessary in order for the Company to begin formal negotiations with HWE. There can be no assurance that the HWE Project will ever materialize.

On March 22, 2010, we entered into a binding letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd. of Wuhan, China (“Guoce”) to acquire certain rights to a number of development stage Wind Projects located in Jilin Province and the Inner Mongolia Autonomous Region (the “Guoce Projects”). The proposed Guoce Projects will be acquired from Guoce for cash and other considerations subject to agreed-upon financing and the terms will be set forth in a definitive purchase and sale agreement.  Guoce is a manufacturer of wind turbines and has been assembling a 700 MW portfolio of project locations and working with local, regional, and national agencies, as well as regional grid operators to acquire requisite permits and approvals necessary for development efforts to proceed at those locations. The most advanced-stage project of Guoce’s portfolio is known as the TianHe 1 Project and is a proposed 50MW development with all approvals in place and a site that was ready for construction as of April 2010.  This Inner Mongolia location has been determined to be a robust wind resource offering favorable conditions for annualized wind power generation. The TianHe Phase 2 Wind Project is planned for an additional 50MW in 2010 subject to permitting and approvals which we will undertake should we acquire the rights to this Wind Project. Additional Wind Projects as part of the Guoce Project portfolio include a number of locations in Jilin Province. They include a proposed 100MW development site at the Min Ying Development Zone, and a planned 500MW program dispersed across the proposed Taonan Project Phases 1-5.  All sites have been identified by various government agencies as recognized wind resource development locations and, subject to approval, are in various authorization stages which could offer short lead times to development.  The Guoce Projects were not active as of October 15, 2010. The Guoce Projects will not begin further development efforts until such time as the Company is able to secure significant debt or equity financing that is acceptable to Guoce such that Guoce will agree to enter into a definitive agreement to begin construction of the Guoce Wind Projects. There can be no assurance that the Guoce Projects will ever materialize.

On June 30, 2010, we entered into a binding letter of intent with Heilongjiang Defeng Investment Co.,Ltd., a PRC company (“Defeng”) and Heilongjiang Ruihao Technology Group Co., Ltd., a PRC company (“Ruihao”), whereby we agreed to develop four Wind Projects in the Heilongjiang Province, China.  We agreed to acquire an 84% ownership interest in Defeng’s subsidiary, Heilongjiang Tianyi Fengyuan Investment Co., Ltd., a PRC company (“Tianyi Fengyuan”).  A joint venture will be set up to develop and operate each Wind Project included in a specific list of Wind Projects initially identified by Ruihao (“Ruihao Project A”).  The estimated construction cost for a 49.5 MW Wind Project in the Ruihao Project A is approximately $62,400,000 (425,000,000 Renminbi) and requires an equity investment of 25% of the total investment (the “Project A Equity Investment”). We agreed to contribute 60% of the Project A Equity Investment for a 51% ownership in each Ruihao Project A joint venture. We will also have a right of first refusal on every other developable Wind Projects included in Ruihao Project A.  A joint venture will be set up to develop and operate each Wind Project included in a specific list of Wind Projects identified by Ruihao (“Ruihao Project B”). The total estimated construction cost for a 49.5 MW Wind Project in the Ruihao Project B is approximately $62,400,000 (425,000,000 Renminbi) and requires an equity investment of 25% of the total investment (the “Project B Equity Investment”).  We will contribute 100% of the Project B Equity Investment for an 85% ownership in each Ruihao Project B joint venture. Ruihao has the option to purchase an additional ownership interest in the Ruihao Project B joint ventures. We will also have a right of first refusal on every other developable Wind Project in Ruihao Project B. As of October 15, 2010, the Company had informed Defeng that it will not proceed with the planned acquisition of the 84% ownership in Tianyi Fengyuan. Ruihao Project A and Ruihao Project B are still under consideration by the Company. Negotiations with Ruihao are expected to commence again in November 2010. There can be no assurance that the these Wind Projects will ever materialize.

On July 30, 2010, we entered into a binding letter of intent with Beijing Tongchuang Hengyuan Technology Development Company, a PRC company (“BTH”), whereby we agreed to participate in a Wind Project in the Ningxia Hui Autonomous Region in China (the “BTH Project”). Initial plans include the development of a 50 MW Wind Project. The parties agreed to enter into a definitive agreement upon satisfactory completion by the Company of due diligence of the BTH Project. Pursuant to this letter of intent, (a) BTH will be responsible for obtaining all government approvals and permits in connection with the BTH Project by March 1, 2011 and forming a joint venture company to own and operate the BTH Project (the “BTH Project JV”) by December 1, 2010; (b) the Company will acquire a 49% ownership interest in the BTH Project JV, with the remaining 51% owned by BTH; and (c) the Company will invest up to a total of USD $20,000,000 in the BTH Project JV which will be allocated to the purchase of the Company’s 49% ownership stake in the BTH Project JV, capital contribution in the BTH Project JV and loans to the BTH Project JV. Additionally, BTH granted the Company a right of first refusal to acquire BTH’s rights to develop a wind farm or wind park in Ningxia for an additional installed capacity of 950 MW. Upon completion of the construction of the BTH Project, BTH will continue to assist the BTH Prohect JV in securing approximately $62,000,000 in loans from a PRC financial institution to fund the BTH Project. As of October 15, 2010, we are in the process of completing due diligence on the BTH Project. There can be no assurance that the BTH Project will ever materialize.

On August 13, 2010, we entered into a binding letter of intent with Taitong Energy Limited, a PRC company (“Taitong”), whereby we agreed to participate in a Wind Project in Fuyuan, Yunnan Province, in the PRC (the “Taitong Project”).  Initial plans are for development of a 49.5 MW Wind Project. The parties agreed to enter into a definitive agreement upon satisfactory completion by the Company of due diligence of the Taitong Project.  Pursuant to this letter of intent, (a) Taitong will be responsible for obtaining all government approvals and permits in connection with the Taitong Project and forming a joint venture company to own and operate the Taitong Project (the “Taitong Project JV”) by September 30, 2010; (b) the Company will acquire a 49% ownership interest in the Taitong Project JV, with the remaining 51% owned by Taitong; and (c) the Company will lend to the Taitong Project JV up to a total of $20,000,000 (the “Taitong Project Loans”) repayable as set forth below.  Additionally, Taitong granted the Company a right of first refusal to acquire Taitong’s rights to develop Wind Projects in Yunnan for additional installed capacity of 99 MW. Upon completion of the construction of the Taitong Project, Taitong will continue to assist the Taitong Project JV in securing USD $80,000,000 in loans from a PRC financial institution to fund the Taitong Project. The Taitong Project Loans will become due and payable upon receipt of adequate financing from a PRC financial institution. In the event the Taitong Project JV is unable to secure adequate funding from a PRC financial institution, the principal amount of the Taitong Project Loans shall be repaid in a series of 60 equal monthly installments beginning on the date the Taitong Project JV first receives financing from a PRC financial instiution and the Taitong Project Loans will accrue interest at a rate of 10% per annum, payable as a lump sum payment along with the 60th monthly installment. The Taitong Project was cancelled as of October 10, 2010. The Company does not anticipate the Taitong Project will ever materialize.

Industry Background

Overview of the PRC Economy

The PRC is one of the fastest growing economies in the world.  Between 2001 and 2008, the PRC’s real gross domestic product (“GDP”) grew at a compounded annual growth rate (“CAGR”) of 10.5%.  Since 2001, electricity generation in the PRC has grown at a rate higher than the PRC’s GDP in most years.  The faster growth of electricity generation since 2001 has largely been driven by rapid industrialization and also by rising residential electricity demand as per capita income increased.

Year	Real GDP Growth Rate Over Preceding Year	Electricity Generation Growth Rate Over Preceding Year
	(%)	(%)
2001	8.3	9.2
2002	9.1	11.7
2003	10.0	15.5
2004	10.1	15.3
2005	10.4	13.5
2006	11.6	14.6
2007	13.0	14.5
2008	9.0	4.6

____________
Sources:	International Monetary Fund, World Economic Outlook Database, April 2009, BP Statistical Review of World Energy, June 2009

However, as shown below, while the economic growth rate in the PRC is among the highest of that of the countries and regions presented, the PRC has the lowest per capita electricity generation among the countries and regions presented.

		Real GDP Growth Rate
Country	2008 Per Capita Electricity Generation	2004	2005	2006	2007	2008
	(kWh)	(%)	(%)	(%)	(%)	(%)

United States	14,178	3.6	2.9	2.8	2.0	1.1
South Korea	9,533	4.6	4.0	5.2	5.1	2.2
Japan	9,040	2.7	1.9	2.0	2.4	(0.6)
Singapore	8,937	9.3	7.3	8.4	7.8	1.1
Hong Kong	5,420	8.5	7.1	7.0	6.4	2.5
China	2,586	10.1	10.4	11.6	13.0	9.0
____________
Sources:	BP Statistical Review of World Energy June 2009; International Monetary Fund, World Economic Outlook Database, April 2009

The PRC Electricity Generation Industry

Electricity generation in the PRC has grown rapidly in recent years.  From 2001 to 2008, electricity generation in the PRC grew at a CAGR of 12.8%, faster than the PRC’s real GDP CAGR of 10.5% over the same period.  In 2008, industrial consumption accounted for 74.5% of the PRC’s electricity consumption.

The PRC had an aggregate installed capacity of approximately 793 gigawatts (“GW”) at the end of 2008.  As shown in the following table, the PRC’s total electricity generation grew faster than its installed capacity since 2001, resulting in increasing utilization hours from 2001 to 2004.  However, starting in 2005, installed capacity began to outpace demand for power throughout the PRC.  This trend has caused utilization hours to decrease between 2004 and 2008.

Year	Total Installed Capacity	Total Electricity Generation	Utilization Hours(1)
	(GW)	(TWh)	(hours)

2001	338.6	1,408.8	4,501.4
2002	356.6	1,654.0	4,758.5
2003	391.4	1,910.6	5,108.6
2004	442.4	2,203.3	5,285.0
2005	517.2	2,500.3	5,211.2
2006	623.7	2,865.7	5,023.7
2007	713.3	3,281.6	4,908.9
2008	792.5	3,433.4	4,560.2
____________
Sources:	China Electric Power Yearbook 2008; China Electricity Council; BP Statistical Review of World Energy, June 2009

(1)	Total electricity generation in a year divided by the average amount of the total installed capacity for the same year and the previous year multiplied by 1,000.

The Renewable Power Generation Industry

Renewable power generation technologies include, among others, wind, solar (thermal and photovoltaic), mini-hydro, biomass, wave, and tidal. According to “World Energy Outlook 2008” by the International Energy Agency, the share of renewable energy in the world electricity generation market is expected to account for 20% in 2015 and 23% in 2020. The principal factors which contribute to increased demand for renewable energy include:

•	concern over the security of energy supply in developed countries;

•	increased worldwide environmental awareness and concern for environmental sustainability; and

•	renewable energy technologies becoming more economically efficient.

Overview of a Wind Farm

The principal component of a wind farm is the wind turbines. Each wind turbine comprises a set of blades, a nave, a gearbox, a generator, a cabin, a supporting tower, and certain other secondary support systems. The remainder of the wind farm infrastructure includes access roads, concrete foundations, an electrical collection system, a step-up substation, and a box-type transformer, as well as a control building.

Wind causes the blades to rotate, which spins the rotor to which they are connected. The energy generated by this rotor is then transmitted to a generator that produces electric currents, thereby transforming the force of the wind into mechanical energy, which is transformed again into electrical power. Through the electrical collection system, electric power feeds into a step-up substation, in which a power transformer converts the low/medium voltage from the collection system to the high voltage level of the local grid. The substation allows the power to flow to the grid at a pre-determined voltage.

Wind turbines are grouped into various design classes, primarily depending on maximum wind speed and the turbine’s ability to withstand turbulence. Average annual wind speeds and turbulence levels vary widely between project sites, and a wind power company’s ability accurately to select, procure and allocate the most appropriate class of wind turbine for different sites increases its competitiveness and profitability, by achieving optimal output while conforming to the technical requirements of each individual turbine. The total installed capacity of a wind farm varies from project to project, driven largely by the site characteristics, available land, grid connection, and limits imposed by the relevant planning consent and other government permits and approvals governing the project’s construction.

Global Wind Power Industry

Wind is the fastest growing renewable energy technology in the world due to its cost efficiency, resource availability, and the maturity of the technology in comparison to other types of renewable energy technologies. The following table sets forth the forecasted global and regional wind capacity growth in 2008 and expectations for 2009 through 2013.

Forecast for Wind Power Development 2009- 2013
Year End Installed Capacity (MW)

Region	2008	2009	E	2010	E	2011	E	2012	E	2013	E	08-13E CAGR

Europe	65,971	77,551		91,056		106,956		125,036		145,186		17.1%
Americas	28,918	36,568		47,018		59,468		75,668		93,968		26.6%
South & East Asia	22,174	31,824		42,124		54,524		67,924		83,224		30.3%
OECD-Pacific(1)	4,256	5,356		6,706		8,306		10,206		12,456		24.0%
Other Area	840	1,485		2,520		3,990		5,800		8,320		58.2%
Total	122,158	152,783		189,423		233,243		284,643		343,153		22.9%
____________
Sources:	International Wind Energy Development, March 2009 (BTM)

(1)	Organization for Economic Co-operation and Development in Pacific region, includes Australia, New Zealand and Japan.

Regional Wind Power Markets

Europe

Europe is the largest wind power market in terms of installed capacity, with 76,152 MW as of December 31, 2009. Within Europe, Germany and Spain were the two largest wind markets, with 25,777 MW and 19,149 MW at the end of 2009.

Source:	Global Wind Energy Council

Asia and the Pacific Region

Asia and the Pacific Region is the second largest wind power market in terms of installed capacity, with 41,831 MW as of December 31, 2009. Within Asia and the Pacific Region, the PRC was the largest wind power market, with 25,805 MW at the end of 2009.

Source:                   Global Wind Energy Council

Americas

The Americas is the third largest wind power market in terms of installed capacity, with 39,657 MW as of December 31, 2009. Within the Americas, the U.S. was the largest wind market, with 35,064 MW at the end of 2008.

Source:	Global Wind Energy Council

PRC Wind Power Market

In China, wind power installed capacity for the six years from 2002 to 2007 was 473 MW, 571 MW, 769 MW, 1,264 MW, 2,588 MW, and 5,875 MW, respectively. The newly installed capacity during 2008 reached 6,246 MW, increasing its cumulative capacity to 12,121 MW. This has exceeded the PRC government’s original short term target for 5 GW by 2010. In terms of national policy, the National Development and Reform Commission of the PRC (“NDRC”) released its Medium and Long-Term Development Plan for Renewable Energy in August 2007. This sets out targets for renewables up to 2020, with a 10% contribution to total energy consumption by 2010 and 15% by 2020. To meet its commitment, the PRC government has announced its intention to invest approximately $200,000,000,000 in the development of renewable energy. The Medium and Long-Term Development Plan also set a target for wind energy capacity to reach 30 GW in 2020. Because recent and forecasted high growth rate in wind energy market, the Medium and Long-Term Development Plan forecasts wind energy to reach 100 GW in 2020, exceeding the original target by 70 GW. Additionally, this plan also includes a “mandated market share” policy, which sets targets for electricity from non-hydro renewable sources at 1% by 2020. Given that electricity generated from photovoltaics and biomass is likely to be modest given its current rate of development, achievement of this aggressive target will likely rely heavily on wind power.

In terms of industrialization of the domestic wind power industry, the PRC has demonstrated its political will in support of a nationally recognized target for 150 GigaWatts (GWs) of installed wind capacity by 2020.  The PRC government plans to have most of the wind equipment made by domestic suppliers by 2010 and to encourage the development of large-scale wind farms.

With a land mass of 9.56 million square kilometers and 32,000 km of coastline (including islands), the PRC has abundant wind energy resources with significant development potential. According to the second general measurement of wind resources conducted by the PRC government at a height of ten meters in the late 1980s, the technically exploitable wind resources on land and offshore were respectively 253 GW and 750 GW.  However, with the increased height of modern wind turbines, this potential will be much greater. At a hub height of 50 meters, the PRC’s wind resources could reach 3,000 GW, according to a forecast by the United Nations Environment Program.

The PRC government believes the areas with high potential for wind energy development in the PRC are Northern China and the Southeastern coastal areas. Additionally, some parts of inland China influenced by lakes or other special topographic conditions also have abundant wind energy resources. The most abundant wind resources in Northern China include the regions of Inner Mongolia, Jilin, Liaoning, Heilongjiang, Gansu, Ningxia, Xinjiang, and Hebei. The most abundant wind resources along coastal areas and offshore are found in Shandong, Jiangsu, Zhejiang, Fujian, Guangdong, Guangxi, and Hainan.

According to BTM Consult ApS, an independent consultancy company specialized in services regarding renewable energy (“BTM”), of the global cumulative wind installed capacity of 122,158 MW at the end of

2008, the PRC accounted for approximately 10% and was ranked the fourth largest country in terms of cumulative wind installed capacity at the end of 2008. BTM estimates that by the end of 2013, the PRC’s cumulative wind installed capacity will increase to 54,921 MW, accounting for 16% of the global cumulative wind installed capacity at that time and will become the second largest country in terms of cumulative wind installed capacity only after the U.S. BTM also expects that the PRC will have the highest wind installed capacity CAGR from 2008-2013 among the top five countries in terms of cumulative wind installed capacity at the end of 2008, including U.S., Germany, Spain, the PRC and India (in descending order of their installed capacity).

Competitive Strengths

We believe the following competitive strengths differentiate us and are critical to our success:

•
Experienced Renewables Team with Domain Expertise and Commitment to Industry.  Our management team and affiliates have over 70 years of combined experience and a successful track record of developing new ventures in clean energy enterprises, particularly in the PRC.

•	Relationships with National and Provincial Authorities. Our partners have successfully navigated the permitting and commissioning of wind farms in multiple high wind resource provinces.

•
Contract in Place and Access to Development Pipeline. We have currently have six Wind Projects secured by letter of intent or verbally agreed to with total production capacity of 2.15 GW.  We are working with partners to contract another 0.15 GW by the end of November 2010 and will continue to review additional opportunities for development in Asia.

•
Existing Strategic Alliance with Chinese Proprietary Turbine Manufacturer. A strategic alliance with GC China Turbine Corp., a leading Chinese wind turbine manufacturer, will be the foundation of an integrated system for wind farm development.

•
Unique Pure Play Investment Structure. We intend to attract foreign capital with unique and specific access to the mainland China wind market. We will leverage our experienced team and broad relationships to adopt selective financing strategies that will result in a low cost of capital, and we will promote flexibility and transparency and offer attractive debt and equity incentives for investment structures.

•
Site Selection Process Framework. We have created a 7-step, phased gate process to assess our portfolio of projects and ensure a robust pipeline of short- and long-term projects. This process is a vital tool in establishing and verifying project timelines and investment requirements while providing investor transparency into our company’s pipeline.

Our Strategy

We aim to strengthen our position in the wind power generation industry. Our strategy for pursuing this goal includes the following:

•
Utilizing our 7-step framework and our network in China to identify and acquire wind farms that meet our criteria. The development process in the PRC is very complex. A clear, concise phased gate process will protect us from acquiring weaker sites and enable us to more precisely establish a valuation.

•
Cooperating with our existing partners and target new partners. We intend to forge strategic alliances and cooperate with existing partners and target new partners to identify and exploit advanced technologies, synergies, and other opportunities.

•
Reducing financing costs by aggressively optimizing capital structure. We operate in a capital intensive industry. The rapid growth of our wind power project portfolio requires adequate and stable financing.

•
By leveraging our close relationships with National and Provincial Authorities in the PRC, we are able to obtain competitive terms to finance our projects. We intend to continue to exploit a variety of financing options to diversify our sources of funding, such as through accessing the domestic and international capital markets, improving our capital structure, and reducing our financing costs.

•
Focusing on the improvement of operational efficiency of our wind power business. We will first focus on developing innovative solutions to optimize wind farm development and operation in the PRC and securing a minimum  1 GW of Wind Projects under consutruction in the PRC prior to pursuing opportunities outside of the PRC. As our innovations prove their efficacy and reliability, we will look to benefit from the deployment and licensing of these technologies across the industry.

Our Wind Power Business

Standard Wind Farm Development Phases

Our primary focus is to acquire Wind Projects in various stages of development from third parties, finalize their development, and start operations. Although the process may differ depending on the specific project, our standard Wind Project generally involves the following key phases:

•	entering into investment and development agreements and wind tests;

•	internal approval and government approvals; and

•	construction and commissioning.

Entering into investment and development agreements

The first phase in our standard wind farm development process is to identify a site and assess its potential to be developed into a wind farm. We evaluate potential sites based on a range of criteria including wind conditions, topography, proximity to and available capacity of grid systems, size of estimated installed capacity, transportation access, availability and ownership of land and environmental characteristics.

Once we have identified a potential site, we enter into an investment and development agreement with the relevant local government. Under these investment and development agreements, local governments usually agree to reserve specified sites for us and facilitate our wind farm development and construction process. In addition, we are granted exclusive rights to develop our wind farms at specified sites for a specified period.  After we enter into the investment and development agreements, our development team conducts detailed site surveys and wind tests. We typically require a minimum of 12 months’ wind data to assess the feasibility of constructing a Wind Project.

Internal approval and government approvals

1)  Internal approval

Based on the results of the wind tests, our development team will request internal approval from our management. Once our management approves the proposal, the development team will commence the preliminary work for establishing a wind farm including a feasibility study.

2)  Government approvals

We are required to obtain a number of government permits, licenses, and other approvals before we begin to construct a wind farm.  This process generally involves the following major steps:

(i)	receipt of the following preliminary government approvals and third-party consents:

(a)	approval from the state or local environmental protection agency for the environmental impact assessment of the construction of a wind power project;

(b)	preliminary approval for the wind farm’s construction land from the Ministry of Land and Resources or its local counterpart;

(c)	approval for site-selection of the wind power project from the construction planning authorities;

(d)	a memorandum of understanding with banks that agree in principle to provide project financing;

(e)	the local grid company’s consent to interconnect the proposed wind farm to their network, if required by local government; and

(f)
other government approvals, if applicable, relating to matters such as forest reservation, water reservation, mineral resources reservation, earthquake risk assessment, and historical relics protection;

(ii)
filing a project application report, together with the above preliminary government approvals, third-party consents and other required documents with, and obtaining the project approval from, the NDRC at the state level for wind power projects with installed capacity of 50 MW and above or for foreign invested wind power projects with a total investment amount exceeding US$100 million, or from the relevant provincial development and reform commission for other Wind Projects;

(iii)
in the case of a foreign invested Wind Project, obtaining approvals from the Ministry of Commerce (“MOFCOM”) or its local counterpart for the relevant joint venture contract, articles of association and related matters; and

(iv)	obtaining the Electric Power Business License from the State Electricity Regulatory Commission (“SERC”) within three months after a Wind Project starts commercial operation.

Construction and Commissioning

Construction and commissioning is the final phase in a wind farm’s development. Construction generally involves engineering and design, the construction of access roads, tower foundations and other structures and buildings, the laying of connection cables, and the installation of transformers and wind turbines.  Once we have installed a wind turbine, we generally proceed with commissioning, which is a testing period.  After a successful test-run, our wind farms start commercial operation.

Our Project Assessment

We have created a rigorous framework for optimal site selection to capture China’s vast untapped onshore wind resources. The framework involves a 7-step, phased gate process to assess our portfolio of projects and ensure a robust pipeline of short and long term projects.  This process is a vital tool in establishing and verifying project timelines and investment requirements while providing investor transparency into the company’s pipeline.  Each project will be in one of the following stages below.

•	Wind Assessment Study;

•	Extensive Site Analysis;

•	Grid Accessibility;

•	Grid Connection (substation access, etc.);

•	Development Rights;

•	Existing Contracts and any Pre-existing Agreements;

•	Explore Joint Venture Structure / Purchase Opportunity with Utilities;

•	Project Permitting Status;

•	Establish Provincial Relationships with Governmental throughout Process; and

•	Existing Supply Chain and Opportunity for Job Creation.

Before construction of a wind farm, the wind farm operator will have received an agreement from the operator to agree to buy power from the wind farm prices ranging between 0.51 and 0.58 RMB/KWh, depending on the province.  Less attractive wind resources will have the benefit of a higher purchase price to compensate the wind farm owner for its investment.

Competition

We operate in a highly competitive and rapidly evolving market. We currently compete against a variety of companies. Our largest Chinese competitors include China Longyuan Power Group Corporation Limited, China Datang, China Huaneng Group, Shenhua Group Corporation Limited, China Guangdong Nuclear Power Holding Co., Ltd., and China Huadian Corporation.  Some of our competitors have substantially greater financial, technical, operational, and other resources than we possess and that afford them competitive advantages.  As a result, they may be able to devote greater resources to the design, development, management, and operation of wind farm and be able to respond to market developments and requirements more quickly than we can.

In China, China Longyuan Power Group Corporation Limited is the largest wind farm operator in terms of gross wind power generation in 2008, according to 2008 Power Industry Statistics Express by China Electricity Council.  The following table sets forth gross wind power generation in 2008, listed by company.

Company	Gross Wind Power Generation in 2008
	(GWh)

China Longyuan Power Group Corporation Limited	3,910	(1)
China Datang Corporation	1,833
China Huaneng Group	1,030
China Huadian Corporation	500
China Power Investment Corporation	348
____________
Sources:	China Electricity Council

Strategic Partnerships, Joint Ventures, and Investments

We have established the following partner and joint venture relationships:

•
GC China Turbine Corp. (OTCBB: GCHT): GC China Turbine Corp. is an innovative twin blade turbine manufacturer located in Hunan, China with 400 MW of annual manufacturing capacity and 25MW installed worldwide. GC China Turbine will be our primary provider of 1.0 MW class wind turbines with its revolutionary patented 2-blade integrated wind power system. The GC China Turbine proprietary technology offers a highly competitive cost structure, superior performance, and faster construction time than traditional 3-blade technology.

•	Ahlstrom Group: Ahlstrom Group is a global developer and manufacturer of high-performance fiber composites based in Finland. Ahlstrom Group will contribute engineering resources and innovative

•
composites to optimize the design, construction, and performance of turbine blades. The primary focus will be to reduce the weight and enhance the efficiency of turbine blades. The joint objective is to develop the most cost effective blades for variable wind conditions.

•
Malama Composites, Inc.: Malama Composites is a specialty manufacturer of clean-tech composites. Malama Composites products will be targeted at reducing the cost of wind blades. The technology is balsa wood-based and has a proprietary structural foam that does not absorb water.

•
Fiber Coatings Company (TBD): Fiber Coatings will offer products to protect blades from the abrasion of elements in a desert environment and technology to seal the blades from moisture while eliminating the adherence of dirt, snow, or ice to the blades which can result in blade imbalance.

These strategic relationships will enable us to be well-positioned to execute our strategy through the resulting integration of the technological advancements and improved efficiencies.

Environmental Regulation

Wind power is a renewable energy source which causes less environmental pollution than fossil fuels.  Environmental requirements relating to emissions, hazardous substances, and waste management do not have material effect on the operations of our wind farms. Construction and operation of wind farms are subject to national and local PRC environmental laws and regulations, including Interim Administrative Measures on Utilization of Construction Land of Wind Farm and Environmental Protection. Typically, environmental laws and regulations require an environmental impact assessment to be submitted to the relevant environmental protection authorities for approval. Environmental impact studies are conducted throughout the design and construction phases to determine the most appropriate configuration of the facility based on its location.

Health and Safety Compliance

Our business operations will involve risks and hazards that are inherent in such activities. These risks and hazards could result in damage to, or destruction of, property or production facilities, personal injury, environmental damage, business interruption, and possible legal liability. All of our wind farms will adopt various internal policies and taken protective measures to prevent health and safety risk and hazards. We intend to comply with the applicable PRC laws and regulations on health and safety, including Safe Protection Law of the PRC, Supervision Measures on Safe Power Generation issued by the SERC, Measures on Supervision and Administration of Safe Production of Electric Power Industry, and implementation rules on safe production issued by various local governments in the places where we operate.

Government Regulation

Overview

Substantially all of our operations are, and will be, based in the PRC. Accordingly, our renewable energy business is subject to extensive regulations by the PRC government. These regulations govern a wide range of areas including, among others, project approvals, power generation, transmission and dispatch, on-grid tariffs, and environmental protection and safety. In addition, our operations are subject to general regulations in the PRC without industry-specific requirements, such as foreign investments, foreign exchange control, and taxation.

We incur significant costs to operate our business and monitor our compliance with these laws, regulations, and rules. Any changes to the existing applicable laws, regulations, or rules, or any determination that other laws, regulations, or rules are applicable to us, could increase our costs or impede our ability to provide our services to our customers, which could have a material adverse effect on our business, prospects, financial condition, and operating results. In addition, any of these laws, regulations, or rules are subject to revision, and we cannot predict the impact of such changes on our business. Further, any determination that we have violated any of these laws, regulations, or rules may result in liability for fines, damages, or other penalties, which could have a material adverse impact on our business, prospects, financial condition, or operating results.

Principal Rules, Regulations, and Laws Relating to Wind Energy

•
Renewable Energy Law (Implemented in January 2006): The National People's Congress Standing Committee passed the law in February 2005 for implementation in January 2006. The law gives energy policy priority to the development and utilization of renewable energy and requires power utilities to purchase electricity generated with renewable energy.

•
Administrative Provisions for Renewable Energy Power Generation (Implemented in January 2006):  The provisions specified the standards for administration of renewable energy power generation and the roles of power generation and grid enterprises in the development and utilization of renewable energy. Key points include project management, power grid enterprise responsibilities, power generation enterprise responsibilities, etc.

•
Provisional Administrative Measures on Pricing and Cost Sharing for Renewable Energy Power Generation (Implemented in January 2006): The provisions provided for price calculation and cost sharing for renewable energy power generation as approved by the government in and after January 2006. Key points include pricing of electricity, cost sharing mechanism, etc.

•
Tentative Management Method for Renewable Energy Development Special Fund (Implemented in May 2007): The method provided for the special fund's assistance priorities, applications for assistance, their screening and approval, financial management, tests and control, etc.

•
Medium to Long-term Renewable Energy Development Plan (Implemented in August 2007): This plan aimed to increase renewable energy's share of total energy consumption to 10% in 2010 and 16% in 2020. The plan treats wind power generation as a key renewable energy source and sets medium to long-term wind power development goals through 2020.

•
Management Method for Power Grid Enterprise Purchasing of Renewable Energy Electricity (Implemented in September 2007): The methods established an administrative system to monitor power grid enterprises' purchasing of renewable energy electricity. Key points include administrative duties, supervision and management measures, etc.

•
Energy-Saving Power Generation and Power Dispatch Method (pilot program) (Implemented in August 2007): The method gave priority to renewable energy power generation, set a priority order for power generation methods in accordance with energy consumption and pollutant emissions, and placed power dispatch priority on methods in the order of lower energy consumption and pollutant emissions.

•
Eleventh Five-Year Renewable Energy Development Plan (March 2008): The plan specified renewable energy development goals and priority areas for promotion between 2006 and 2010. It remarkably revised the wind power generation goal for 2010 upward from 5 GW in the medium to long-term plan to 10 GW, and specified sites for and sizes of wind power plants for development, and other relevant numerical goals. On technologies for production of wind power generation facilities to promote wind power generation, the five-year plan called for achieving domestic production of 1,500 kW or larger onshore generation units and 3,000 kW offshore units by 2010.

Principal Rules, Regulations, and Laws Relating to Wind Turbine Manufacturers

•
Notice on Wind Power Generation Facility Construction and Management Requirements (July 2005): The notice promoted foreign makers of wind power generation facilities to transfer relevant technologies to their Chinese counterparts, greatly enhancing Chinese firms’ technological capabilities and expanding their markets.

Renewable Energy Industry Development Instruction List (November 2005): The measures included 23 items for utilization of wind power and types of relevant equipment in a bid to promote relevant government agencies' preparation of renewable energy support measures, R&D, and instructions on investment and construction.

•
Notice on Adjustments Regarding Import Tariffs for Large-output Wind Power Generation Units (January 2008): The notice was designed to improve China's domestic wind power generation equipment manufacturing capabilities and technology levels.

Principal Regulatory Authorities Relating to our Business

We are principally subject to the governmental supervision and restriction by the following PRC agencies and regulatory authorities:

•	The NDRC and provincial development and reform commission (“DRC”) are responsible for:

➢	setting and implementing major policies concerning the PRC’s economic and social development;

➢	reviewing and approving investment projects in the power industry at a certain scale;

➢	promulgating regulations and rules in connection with the operation of power plants;

➢	setting power tariffs; and

➢	accepting and approving CDM projects.

•	The SERC and its local branches, are mainly responsible for:

➢	promulgating rules for the power industry;

➢	supervising the operations and legal compliance of the power industry;

➢	issuing and administering Electric Power Business Permits; and

➢	supervising the power market.

•
The Ministry of Environmental Protection (“MEP”), which was formed pursuant to a resolution passed by the Eleventh National People’s Congress in March 2008 and has taken over substantially all authority from the former SEPA, is responsible for the supervision and control of environmental protection and monitoring of the PRC’s environmental system at the national level.

•	The State Administration of Work Safety (“SAWS”) is responsible for supervising work safety of power generation operations and project construction, and implementing various safety regulations.

•
The MOFCOM, which, together with the NDRC and the Ministry of Finance (“MOF”), encourages energy saving and rational development and utilization of renewable energy through tax incentives and designating special funds for the development of renewable energy.

•	The State Administration of Taxation (“SAT”), which is responsible for promulgating and implementing tax policies and regulations.

Overall Regulatory Scheme in the PRC Power Industry

The regulatory framework of the PRC power industry is set out in the Electric Power Law of the PRC (“Electric Power Law”) and the Electric Power Regulatory Ordinance, which became effective on April 1, 1996 and May 1, 2005, respectively.  One of the stated purposes of the Electric Power Law is to protect the legitimate interests of investors, operators, and users and to ensure the safety of power operations. The Electric Power Law also states that the PRC government encourages and regulates PRC and foreign investment in the power industry. The Electric Power Regulatory Ordinance sets forth regulatory requirements for many aspects of the power industry, including, among others, the issuance of Electric Power Business Permit, the regulatory inspections of power generators and grid companies, and the legal liabilities from violations of the regulatory requirements.

Electric Power Business Permit

Pursuant to the SERC’s Provision on the Administration of the Electric Power Business Permit (the “Permit Provision”), which became effective on December 1, 2005, the PRC power industry adopted a market-access permit system.  Pursuant to the Permit Provision, unless otherwise provided by the SERC, any company or individual in the PRC may not engage in any electric power business (including power generation, transmission, dispatch, and sales) without obtaining an electric power business permit issued by the SERC.  According to the SERC, power plants shall obtain a electric power business permit for its newly constructed projects within three months from the commencement of operations. According to the Permit Provision, an applicant for the electric power business permit applicable to power generation business must obtain relevant government approvals in respect of the power plant’s construction plan, generation capacity and environmental compliance.

Dispatch

All electric power generated in the PRC is dispatched through power grids, except for electric power generated by facilities not connected to a grid. Dispatch of power to each grid is administered by dispatch centers. Dispatch centers are responsible for the administration and dispatch of planned output of power plants connected to the grid. The Regulations on the Administration of Electric Power Dispatch to Networks and Grids (the “Dispatch Regulations”) issued by the State Council, effective on November 1, 1993, regulates the operation of dispatch centers.

Pursuant to the Dispatch Regulations, dispatch centers are established at each of five levels: the national dispatch center, the dispatch centers of the interprovincial power grid, the dispatch centers of the provincial power grid, the dispatch centers of the power grid of municipalities under provinces, and the dispatch centers of the county power grid. Each power plant receives on a daily basis from its local dispatch center an expected hour-by-hour output schedule for the following day, based on expected demand, the weather and other factors.

The dispatch centers must dispatch electricity in compliance with electricity consumption schedules, which are generally determined according to:

•
power supply agreements entered into between a power grid and large or primary electricity customers, where such agreements take into account the electricity generation and consumption plans formulated annually by the PRC government;

•	agreements entered into between a dispatch center and each power plant subject to the dispatch center’s dispatch (“Dispatch Agreements”);

•	interconnection agreements between power grids; and

•	the actual conditions of the grid, including equipment capacities and safety reserve margins.

On-grid Tariff

Since its effectiveness in 1996, the Electric Power Law has set forth the general principles for the determination of power tariffs.  Tariffs are to be formulated to provide reasonable compensation for costs and a reasonable return on investment, to share expenses fairly and to promote the construction of further power projects.  The on-grid tariffs for planned output and excess output are subject to review and approval process involving the NDRC and the provincial pricing bureaus.

In July 2003, the State Council approved the Power Tariff Reform Plan (the “Reform Plan”) and stated that their long-term objective is to establish a standardized and transparent on-grid tariff-setting mechanism.

On March 28, 2005, the NDRC issued the Provisional Measures for the Administration of On-grid Tariff, which provides regulatory guidance for the Reform Plan.  For power plants within the regional grids, on-grid tariffs will be set and announced by relevant pricing bureaus based on production costs plus a reasonable investment return. This NDRC regulation became effective from May 1, 2005.

Regulatory Requirements Relating to Renewable Energy

The challenges of increasing demand for energy, sustainable development, and the increased concern regarding the negative environmental effects of energy generation using fossil fuels have led the PRC government to pay greater attention to the development and utilization of renewable energy. The Renewable Energy Law of the PRC, which came into effect on January 1, 2006, sets out the regulatory framework for the development and use of renewable energy. Renewable energy includes wind energy, solar energy, hydropower, biomass power, geothermal energy, ocean energy, and certain other types of non-fossil energy.

In response to “The 11th Five-year Plan” announced by the State Council in 2006 in which the PRC government plans to accelerate the development of wind, solar and biomass power, the NDRC promulgated the “Medium and Long-term Development Plan for the Development of Renewable Energy” (the “Development Plan”) in August 2007. According to the Development Plan, the PRC planned to increase its cumulative installed wind power capacity to 5 GW by 2010, and further to 30 GW by 2020. However, taking into consideration the rapid development in the wind power industry, the NDRC then promulgated “The 11th Five-year Development Plan for the Development of Renewable Energy” in March 2008, pursuant to which the target cumulative installed wind power capacity in the PRC increased to 10 GW by 2010.

The Guidance Catalogue on Renewable Energy Industrial Development, (the “Catalogue”), issued by the NDRC on November 29, 2005, sets out 88 types of renewable energy projects that may be entitled to preferential tax treatment or designated funding if other requirements are satisfied.  The Catalogue describes the technical specifications for renewable energy projects to allow the relevant government departments to make policies and measures to support the projects’ development.

Approvals

In accordance with the Decision on Institutional Reform of Investment System, the Interim Measures on Examination and Approval of Enterprise Investment Projects and the Interim Measures on Administration of Examining and Approving Foreign Invested Projects, before commencing construction a renewable energy power generation project must obtain requisite permits and government approvals, which include approvals related to pre-approval views of the project construction sites, environmental impact assessment, project approvals and construction permits.

The Provisions on the Administration of Power Generation from Renewable Energy, which became effective on January 5, 2006, provides that wind power projects with installed capacity of 50 MW or above must be approved by the NDRC. Wind power projects with installed capacity below 50 MW must be approved by the provincial DRC and then report the project to the NDRC. Filing with and approval of the NDRC are required for other renewable projects including biomass, geothermal, oceanic and solar power projects, if the projects are under the support of government policies and funding.

The Notice of the Requirements Regarding the Administration of Wind Farm Construction issued by the NDRC on July 4, 2005 specifically mandates that at least 70% of a turbine’s components (by purchase value) used by a wind power project must be manufactured in the PRC, otherwise the NDRC will not approve the construction of such wind power project.

Mandatory Purchase and Dispatch Priority

The Renewable Energy Law imposes mandatory obligations on grid companies to purchase all the electricity generated from renewable energy projects that are within the coverage of their grids, and to provide grid-connection services and related technical support.

In addition, pursuant to the Supervision Measures on Purchase of the Full Amount of Renewable Energy Power by Grid Enterprises, which became effective on September 1, 2007, the SERC and its local branches should supervise grid companies of their mandatory purchase and grid-connection obligations under the Renewable Energy Law. Grid companies that fail to satisfy these obligations may be penalized. The SERC may also prescribe a time limit within which the grid companies must compensate the losses incurred by such renewable energy enterprise and remedy their failure, otherwise they may be fined to a sum no more than the following the losses.

On August 2, 2007, the State Council approved the Provisional Measures on the Dispatch of Energy Saving Power Generation, which is aimed at optimizing the efficient use of natural resources and encouraging energy savings to achieve sustainability. Pursuant to this regulation, power generators are able to enjoy the highest dispatch priority if they use renewable energy including wind, solar and tidal power. Pursuant to such regulation, the dispatch priority of power generation units is determined in the following sequence: (a) non-adjustable power generation units utilizing renewable fuels; (b) adjustable power generation units utilizing renewable fuels; (c) nuclear power generation units; (d) cogeneration units and resources comprehensive utilization power generation units; (e) gas-fired power generation units; (f) other coal power generation units, including cogeneration units without heat load; and (g) oil-fired power generation units.

Tariff and Cost Sharing Program

According to the Renewable Energy Law and the Provisions on the Administration of Power Generation from Renewable Energy, the relevant pricing authority under the State Council determines the on-grid tariffs for renewable energy power based on various factors, including the power generated from different types of renewable energy, different geographic locations, and the need to facilitate the development and use of renewable energy on a reasonable commercial basis.

The Provisional Administrative Measures on the Price of Renewable Electricity and Cost Sharing Program, which was promulgated by the NDRC and became effective on January 1, 2006, provides details for the determination of renewable energy tariffs. According to the Cost Sharing Program, there are two types of on-grid tariff for electricity generated from renewable energy: “government fixed price” and “government guided price.” For wind power projects that obtained approvals from the NDRC or provincial DRCs after December 31, 2005, the on-grid tariff is the “government guided price.” On-grid tariffs of concession projects are determined through public tender and then approved by the government; on-grid tariffs of non-concession projects are approved by the relevant pricing authorities by reference to the approved prices of concession projects in the neighboring areas.

In addition, pursuant to the Price and Cost Sharing Regulation, for the renewable energy projects approved after January 1, 2006, the resulting additional cost that grid companies pay compared to the cost calculated on the basis of the average on-grid tariff of coal power generation may be passed to end-users.  In this regard, the Cost Sharing Program states that (i) the price difference between on-grid renewable energy power and on-grid desulfurized coal power, (ii) the price difference between the costs relating to the operation and the maintenance of the public and independent renewable power system invested or subsidized by the State and the average sales tariff of the local provincial grid, as well as (iii) the grid-connection fee for renewable energy power projects will be borne by end-users within the coverage of the grid companies at or above the provincial level by paying a tax-free tariff surcharge. According to notices about on-grid tariff adjustment in various regions of the PRC issued by the NDRC, the tariff surcharge is increased to RMB4.0 per MWh with effect from November 20, 2009.

On July 24, 2009, the NDRC issued the “Circular regarding the Furtherance of On-grid Pricing Policy of Wind Power,” which has come into effect on August 1, 2009 and applies to all onshore wind power projects approved thereafter. In accordance with this circular, the on-grid tariff as determined by “government guided price” discussed above has been replaced by the geographically unified tariff, a form of government-fixed price. Specifically, the PRC is categorized into four wind resource zones, and all onshore wind power projects in the same zone apply the same standard on-grid tariff (including VAT) (RMB0.51/kWh, RMB0.54/kWh, RMB0.58/kWh or RMB0.61/kWh) applicable to that zone.  For wind farms spanning across areas with different fixed on-grid tariffs, the higher tariff applies. The new on-grid tariffs will continue to be subsidized by on-grid tariff premiums enjoyed by renewable power projects in general.

The above notice also required the continuous implementation of the wind power tariffs sharing system as described above.

Environmental Protection

According to the Provisional Measures on the Use of Construction Land and Administration of Environmental Protection of Wind Power Project which became effective on August 9, 2005, the construction of wind power projects is subject to the PRC’s environmental impact assessment system, in which the local administrative authorities in charge of environmental protection at the provincial level are responsible for the review and approval of the environmental impact assessment of the wind power project.  In case a national nature reserve is involved in the construction site of a wind power project, the local administrative authorities in charge of environmental protection must seek MEP’s comments before issuing any approval.

Safety and Labor Protection

The Work Safety Law of the PRC, which became effective on November 1, 2002, is the principal law governing the supervision and administration of work safety and labor protection for power projects.  In accordance with the Measures on Supervision and Administration of the Work Safety of Electricity Industry, issued by the SERC in March 2004, power plants are responsible for maintaining their safety operations in accordance with requirements set by the regional grid in which they are located.  Power plants are required to report to the SERC, the SAWS and relevant local government authorities, within 24 hours, any safety accident that causes worker fatalities or is classified as a serious or extraordinary accident.

The main PRC employment laws and regulations applicable to our power plants include the Labor Law of the PRC, the Employment Contract Law of the PRC and the Implementing Regulations of the Employment Contract Law of the PRC.  The Employment Contract Law of the PRC was promulgated on June 29, 2007 and became effective on January 1, 2008.  This law governs the establishment of employment relationships between employers and employees, and the execution, performance, termination of, and the amendment to, employment contracts.  Compared to the PRC Labor Law, the new PRC Employment Contract Law provides additional protection to employees by requiring written labor employment contracts and long-term contractual employment relationships, limiting the scope of the circumstances under which employees could be required to pay penalties for breach of employment contracts and imposing stricter sanctions on employers who fail to pay remuneration or social security premiums for their employees.

Designated Funds

The Interim Measures on Administration of Designated Fund for the Development of Renewable Energy, which became effective on May 30, 2006, states that the MOF will allocate funds from the PRC central financial budget to support the development of renewable energy. The MOF will also be responsible for granting the final approval for applications for funding support submitted by companies and individuals. The MOF may provide grants (primarily to unprofitable renewable energy projects that provide substantial public benefit) or subsidized loans/primarily to renewable energy projects that satisfy the necessary requirements for financing and are within the descriptions in the Catalogue.

Clean Development Mechanism

Clean Development Mechanism (“CDM”) is an arrangement under the Kyoto Protocol to the United Nations Framework Convention on Client Change (“UNFCCC”). It allows industrialized countries with a greenhouse gas emission reduction commitment to invest in emission reducing projects in developing countries in order to earn CERs. These credits can be used by investors from industrialized countries against domestic emission reduction targets or sold to other interested parties, and therefore provides an alternative to more expensive emission reductions in their own countries.

The PRC approved and ratified the UNFCCC in 1993 and the Kyoto Protocol in 2002, but with no binding obligation to meet emission reduction targets.  Among the central organizations that are responsible for policy-making, approval, and supervision of CDM projects in the PRC, the National Climate Change Coordination Committee is responsible for policy-making and general coordination, while the National CDM Board is responsible for the examination and approval of CDM projects to be implemented in the PRC.

On November 12, 2005, the Measures for Operation and Management of Clean Development Mechanism Projects (the “CDM Measures”) were promulgated by the NDRC jointly with the Ministry of Science of Technology (“MOST”), the Ministry of Foreign Affairs (“MFA”) and MOF.  The CDM Measures set forth general rules and specific requirements for the application for, and approval of, CDM projects, including, among others, the following:

•
only companies wholly-owned or controlled by Chinese parties may carry out CDM projects in the PRC.  Consequently, a company controlled by foreign parties does not qualify to apply for PRC government’s approval for a CDM project.

•
the approval procedures of CDM projects includes (i) a review by experts from relevant organizations appointed by the NDRC, (ii) an examination of applications for approval of a CDM project by the National CDM Board and (iii) approval jointly by the NDRC, MOST and MFA, issued by the NPRC.

•	the CDM Board will review the floor price of the sale of the CERs in the PRC.

•
for CDM projects approved on or after October 12, 2005, (i) the resources of emission reductions are owned by the PRC government, (ii) CERs produced from a particular CDM project are owned by the PRC project owner, (iii) the PRC government imposes a levy on the proceeds from selling CERs under a CDM project at various levels depending on the types of projects.  With respect to wind power projects that develop and utilize renewable energy and are encouraged as a matter of the government policy, only 2% of the proceeds are payable to the PRC government.

Taxation

Enterprise Income Tax Law

Prior to January 1, 2008, under the then applicable PRC law and regulations (the “Old EIT Law”) entities established in China were generally subject to a 33% enterprise income tax, or EIT.  However, entities that satisfied certain conditions enjoyed preferential tax treatment. In accordance with the tax laws and regulations effective until December 31, 2007, foreign invested manufacturing enterprises scheduled to operate for a period not less than ten years were exempted from paying state income tax for two years starting from its first profit making years and is allowed a 50% reduction in its tax rate in the third, fourth and fifth years.  Various preferential income tax treatment was also available for enterprises in western China, in high-and-new technology zones or in special economic zones.

On March 16, 2007, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law (the “New EIT Law”), which, together with its related implementation rules issued by the PRC State Council on December 6, 2007, became effective on January 1, 2008.  The New EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations.

Under the New EIT Law, the preferential tax treatment for encouraged enterprises located in western China and certain industry-oriented tax incentives are still available.  Companies located in western China are taxed at a preferential income tax rate of 15%.  Foreign invested enterprises engaged in energy transportation are also taxed at a preferential income tax rate of 15%.

In addition, pursuant to the Notice on the Execution of the Catalogue of Public Infrastructure Projects Entitled for Preferential Tax Treatment, an enterprise set up after January 1, 2008 and engaged in public infrastructure projects is entitled to a tax holiday of a three-year full exemption followed by a three-year 50% exemption commencing from the first year it generates operating income.  Accordingly, each of our wind power projects which have obtained government approval on or after January 1, 2008 is fully exempted from EIT for three years starting from the year when operating income is first derived from the sales of wind electricity, and is 50% exempted from EIT for three years thereafter.

In addition, pursuant to the New EIT Law, starting from January 1, 2008, dividends and interest payable to foreign investors are subject to a 10% withholding tax (unless the foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement, and the preferential tax rate is approved by the competent authorities).

Personnel

As of June 30, 2010, we had a total of 3 employees. The chart below provides a general breakout of our employee ranks as of each of the two most recent fiscal years.

As of June 30, 2010
Management and Administrative	3
Research and Development	-
Sales and Marketing	-

Total Employees	3

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history, including those set forth in this section. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan or the execution of our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

In their report dated October 18, 2010, our auditors stated that our financial statements for the fiscal years ended June 30, 2010 and 2009, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

If we are unable to obtain additional funding, our business operations will be harmed and if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We will require additional funds to meet our business objectives, and to take advantage of any available business opportunities. In order to meet our obligations, we will have to raise additional funds. In particular, we have entered into various binding LOIs. Development of the Wind Projects associated with these LOIs would require significant financing. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Some of our competitors and potential competitors are substantially larger and have greater financial, technical, marketing and other resources than we do.  Given their capital resources, the large companies with whom we compete or may compete in the future, are in a better position to substantially increase their manufacturing capacity, research and development efforts or to withstand any significant reduction in orders by customers in our markets.  Such larger companies typically have broader and diverse product lines and market focus and thus are not as susceptible to downturns in a particular market.  In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with regulatory decision makers or potential domestic and foreign customers. These competitors may have greater marketing and sales capacity, established sales and distribution networks, significant goodwill and global name recognition.

The inability of our officers and directors to devote sufficient time to the operation of our business may limit our success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If our business requires more time for operations than anticipated or our business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of our business to ensure that it continues as a going concern.  This lack of sufficient time of our management may result in limited growth and success of our business.

The global credit and capital markets have been, and may continue to be, subject to significant disruption which may adversely affect our ability to raise capital.

The availability of credit to entities, such as us, which operate within emerging markets is significantly influenced by levels of investor confidence in such markets as a whole, and so any factors that affect market confidence could affect the price or availability of funding for entities within any of these markets, including us. Since the second half of 2007, global credit and capital markets, particularly in the United States and Europe, have experienced difficult conditions. These challenging market conditions have resulted in reduced liquidity, greater volatility, widening of credit spreads, lack of price transparency in credit markets, a reduction in available financing and lack of market confidence. It is difficult to predict how long these conditions will continue to exist and the extent to which we could be affected. It is also difficult to evaluate and predict how much the PRC economy has been and will be adversely affected by the current market uncertainties elsewhere.  Access to capital may become more expensive or subject to less favorable terms. Furthermore, there can be no assurance that measures implemented by governments around the world to stabilize the credit and capital markets and new financial and economic policies, rules and regulations in the PRC where we will operate will improve market confidence and the overall credit environment and economy. As a result, continued disruption to the global credit and capital markets may have a material adverse effect on our business, financial condition and results of operations.

Our efforts to develop and construct our Wind Projects may be unsuccessful or delayed despite the expenditure of significant amounts of capital and management time and energy.

Our success in developing our Wind Projects will be dependent upon factors in addition to our ability to raise capital, such as obtaining regulatory approval and permits, completing construction, staying within development and construction budgets for our Wind Projects, obtaining access to transmission networks for the electricity the Wind Projects produce, and the negotiation of satisfactory supply of wind turbines and power purchase agreements. We may fail to accomplish some or all of these items on a timely basis or at all, which would delay or prevent the completion of the Wind Projects and potentially result in a default under any our contracts or financing arrangements, any of which would have a material adverse effect on our business, results of operations and financial condition.

Currently, we have eight identified Wind Projects at various stages of development, and we intend to pursue the development of these and other Wind Projects.  Our successful development of these Wind Projects is subject to substantial risks, including:

•	failure to obtain adequate real estate rights;

•	changes in the regulatory environment;

•	adverse changes in energy, capacity or renewable energy market prices or liquidity that materially impacts our projected revenues;

•	unexpected environmental issues;

•	local community opposition to our proposed wind farm locations;

•	failure to secure and maintain required regulatory, environmental and other necessary permits or approvals; and

•	failure to obtain approvals from transmission system operators for the interconnection of our wind farms with their facilities or the excessive costs of interconnection.

The Wind Projects’ commercial viability and profitability depend on wind and associated weather conditions, as well as our ability to assess such conditions when selecting new wind farm sites.

We anticipate that our wind power business will generate revenue primarily from the sale of electricity generated by Wind Projects we develop in the PRC. The amount of electricity generated by, and the profitability of, our wind farms depend on climatic conditions, particularly wind conditions, which can vary dramatically across the seasons and between locations of our wind farms, and are also subject to general climatic changes.

Currently, wind turbines will only begin to operate when wind speeds reach a certain minimum (approximately 3 to 4 meters per second), and must be disconnected when wind speeds exceed a certain maximum (approximately 20-25 meters per second). Therefore, if wind speeds are outside these limits, the electricity output from our wind farms will decrease or cease. During the development phase and before construction of any wind farm, we will conduct wind tests to evaluate the site’s potential installed capacity, and we will base our core operational and financial assumptions and investment decisions on the tests’ findings. We cannot assure you that the actual climatic conditions at any particular site will conform to the assumptions that we made during the development phase and, as a result, we cannot guarantee that our wind farms will be able to meet their anticipated electricity output in the future.

Our electricity generation and, in turn, our financial condition and results of operations, depend on the operating performance of our wind turbines.

As with all wind power companies, our wind power business and its ability to generate revenue will depend upon the operating performance of our wind turbines. A wind turbine’s non-performance or under-performance will have a direct negative effect on a wind farm’s financial condition and results of operations.

The PRC government requires that at least 70% of wind turbine components (by purchase value) be domestically manufactured. Some wind turbine designs, in particular new models, have relatively short operating histories, and the operating performance of domestically manufactured wind turbines may not be comparable to that of imported wind turbines with more established operating histories. Wind farms installing newly developed and/or domestically manufactured wind turbines may experience performance and availability shortfalls. Furthermore, wind turbine quality testing and certification by professional third parties is a relatively new concept in the PRC, and regulatory or mandatory requirements for quality testing and certification of domestically manufactured wind turbines using international standards are not well established.

We cannot assure you that when we negotiate new turbine supply agreements, we will be able to negotiate warranty and other terms comparable to those in typical supply agreements. As a result, project costs could increase due to shorter warranty periods or more restrictive warranties, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may encounter difficulties and delays when constructing wind farms which may result in our failure to meet our revenue projections.

We face risks relating to the construction of our Wind Projects, including delays to construction timetables, failure to complete development within budget and to the required specifications, adverse trends in the construction industry and the general economic and financial conditions in the PRC.  We may also encounter various setbacks such as adverse weather conditions, difficulties in connecting to grids, construction defects, delivery failures by suppliers, unexpected delays in obtaining permits and authorizations, or legal actions brought by third parties.

We will rely on third-party suppliers to produce and supply our turbines and other equipment.  We will rely on third party contractors to transport and install our turbines, and we will inspect and commission our turbines under their supervision and assistance. We will rely on third-party contractors to construct the balance of the wind farm. While we intend to contract with established suppliers, third-party contractors and civil engineers, our wind farms depend on the success of these works, which are subject to factors outside our control, including actions or omissions by such suppliers, contractors and engineers.

Any setbacks, delays in the delivery of supplies or construction, inability to find suitable contractors and engineers or problems relating to the work performed by contractors and engineers that we engage may result in delays in the completion of a wind farm and other unforeseen construction costs or budget overruns, which could have a material adverse effect on our business, financial condition or results of operations.

In addition, we cannot assure you that our wind farms will be completed in the anticipated timeframe or at all, or that projections or estimates relating to our wind farms will correspond with our future installed capacity and, accordingly, our actual installed capacity in the future could differ from our own or third-party current expectations.

We will depend on a limited number of qualified wind turbine suppliers and other suppliers.

The purchase cost of wind turbines represents approximately 60-70% of the overall cost of building a wind farm. There are a limited number of qualified wind turbine suppliers in the PRC, and the price, supply and delivery lead times of wind turbines largely depend on the market demand. In the past, worldwide demand for wind turbines exceeded the supply, which led to delivery delays and price increases for wind turbines and other necessary equipment.  We are exposed to any changes in the market prices of wind turbines when we negotiate new supply agreements, and the price trend of wind turbines has a direct effect on our results of operations. If we are unable to manage our purchases of wind turbines at prices acceptable to us or if the prices of wind turbines increase significantly, profit margins of our wind power business may decrease and our results of operations would be materially and adversely affected.

To ensure the quality of our wind turbines, we intend to choose suppliers with leading performance track records.  We cannot assure you that in the future we will be able to purchase a sufficient quantity of wind turbines (and other necessary equipment) that meet our quality requirements at commercially acceptable terms, or in a timely manner. We also cannot assure you that our wind turbine suppliers will not delay delivery to us or prioritize delivery to other market participants, including our competitors. Any significant delay by our principal wind turbine suppliers to perform their contractual obligations, the inability of our principal suppliers to meet their quantity commitments as well as our quality requirements or the unavailability of alternate supplies could interrupt our operations and hinder our business plan, which in turn could have a material adverse effect on our business, financial condition or results of operations. Even though we would expect our suppliers to compensate us for delays in delivery or other delays to perform their contractual obligations, we cannot assure you that such compensation would be adequate to cover the shortfall in revenue.

We face competition from other wind power developers, as well as other renewable energy companies.

In the wind power sector, competition is focused on bidding for new or acquiring existing wind farm sites (in particular sites with favorable wind conditions and existing grid connection infrastructure), securing delivery and installation of key equipment, performance characteristics of technologies used and on-grid pricing. Although we evaluate these competitive factors carefully, certain competitors (including foreign companies and other large PRC utility companies) may have better access to local government support, financial, infrastructure or other resources than us, enabling them to be more competitive in the development and acquisition of new wind power projects.

In addition, we may encounter competition from producers of electricity from other renewable energy sources. In particular, other renewable energy technologies may become more competitive and attractive in the future. Competition from such producers may increase if the technology used to generate electricity from these other renewable energy sources becomes more sophisticated, or if the PRC government elects to further strengthen their support of such renewable energy sources. If we were unable to establish, maintain and increase our competitiveness in the future, our business, financial condition, or results of operations could be adversely affected.

We may need to purchase and install additional equipment to comply with grid safety and stability requirements.

In order to meet grid safety and stability requirements, the relevant grid companies may require us to purchase and install, at our cost, additional equipment after our wind farms have been constructed and connected to the grid. In the future, if we become subject to stricter grid safety and stability requirements, we may need to incur additional expense to comply with such requirements, which could have a material adverse effect on our business, financial condition or results of operations.

To expand our wind power business, we must find, and obtain land use rights for, suitable wind farm sites, which are limited to a number of geographic sites.

Wind farms require particular wind conditions that are found at a limited number of geographic sites. Furthermore, a variety of factors, including topographic constraints, proximity to and availability of grid capacity, and proximity to areas of population density, nature reserves, airports and military facilities, all limit the number of sites appropriate for installation of wind farms and other renewable energy facilities.

In addition, our ability to find, and obtain land use rights for, suitable wind farm sites is subject to growing competition from an increasing number of renewable energy companies. Some of our competitors have been operating for a long time, and may have better access to local government support, financial or other resources to find, and obtain land use rights for, suitable sites. As a result, they may have competitive advantages over us in terms of acquiring additional land use rights for such sites.

If we were unable to find, or obtain land use rights for, suitable new wind farm sites, we might be unable to construct new projects and start operations on a timely basis or at all, any of which could have a material adverse effect on our business, financial condition or results of operations.

Renewable energy sources face competition from conventional energy sources.

Renewable energy sources compete with petroleum, coal, natural gas and nuclear energy. Recent volatility in the price of conventional fuels, in particular, oil and natural gas, have enhanced the price competitiveness of electricity generated using renewable energy sources. However, technological progress in the exploitation of other energy sources or discovery of large new deposits of oil, gas or coal, resulting in a decline in the price of those fuels, could increase the competitiveness of electricity generated from conventional sources. A reduction in demand for energy from renewable sources could have a material adverse effect on our business, financial condition or results of operations.

Nearby objects may interfere with our wind farms by disrupting wind flow.

The operational performance of our wind farms depends on wind speeds and other climatic conditions at the relevant site. However, objects such as buildings, trees or other wind turbines near our wind farms, especially in more built-up areas may reduce our wind resources due to the disruption of wind flows, known as “wake effects.”  The PRC government could grant land use rights for nearby land which, when developed, would have a negative wake effect on our wind farms. Furthermore, we cannot assure you that the holders of the land use rights related to land near our wind farm sites will not lease or transfer their land use rights to other developers who may construct wind turbines or other structures that would have negative wake effects. Such developments may reduce the operational performance of our wind farms, which could have a material adverse effect on our business, financial condition or results of operations.

We may fail to keep pace with technological changes in the rapidly evolving renewable energy industry.

The technologies used in the renewable energy industry are evolving rapidly, and to establish our business, we must be able to respond to these technological changes. We may be unable to update our technologies swiftly and regularly, possibly rendering our operations less competitive. Failure to respond to current and future technological changes in the renewable energy industry in an effective and timely manner may have a material adverse effect on our business, financial condition or results of operations.

We will operate in a capital-intensive business, and a significant increase in capital costs could have a material adverse effect on us.

Development of our business operation and will require significant capital expenditures. The capital investment required to develop and construct a wind farm generally varies based on the cost of the necessary fixed assets, such as turbines. The price of such equipment and/or civil construction works may increase if the market demand for such equipment or works is greater than the available supply, or if the prices of key component commodities and raw materials used to build such equipment increase. Other factors affecting the amount of capital investment required include, among others, construction costs and finance expenses. A significant increase in the costs of developing and constructing our wind farms could have a material adverse effect on our business, financial condition or results of operations.

Our ability to obtain and maintain regulatory approval, licenses and permits for the development, construction and operation of the Projects is critical to the Projects’ success, and the cost of compliance with, any non-compliance with, or changes in, applicable laws and regulations could materially and adversely affect our business, results of operations and financial condition.

Development and operation of wind farms will require compliance with numerous regulations at a national, regional and local level. The process of obtaining and maintaining authorization for the development, construction and operation of a wind farm is complicated. We cannot assure you that we will be able to obtain all of the approvals, licenses and permits required to develop, construct and operate the Projects or other wind farm projects.  If we fail to obtain or maintain these necessary approvals, licenses or permits, our business prospects, results of operations and financial condition would be materially adversely affected.

In addition, the legal and regulatory compliance costs in connection with the development, construction and operation of any particular wind farm are expected to be substantial. Any decision by governmental authorities to revoke or deny the issuance of permits or approvals, revise regulations and laws regarding the sale of energy or wind energy in particular, or our inability to comply with the applicable regulatory requirements, may result in increased compliance costs, reduced revenues, the need for additional capital expenditures, a suspension or shutdown of the wind farm, and potentially a default under our contracts or financing arrangements, which would have a material adverse effect on our business, results of operations and financial condition.

Our assets and operations will be subject to hazards customary to the electricity generation industry, and we may not have adequate insurance to cover all these hazards.

Our main assets may include, among other things, wind turbines, blades, transformers and interconnection infrastructure. Operating these assets will involve risks and hazards that may adversely affect our operations, including equipment failures, natural disasters, environmental hazards and industrial accidents. These and other hazards can cause significant personal injury or death, severe damage to and destruction of property, plant and equipment, contamination of, or damage, to the environment and suspension of operations. We may also face civil liabilities or fines in the ordinary course of business as a result of damages suffered by third parties, which may require us to make indemnification payments in accordance with applicable laws.

In accordance with industry practice in the PRC, we do not carry business interruption insurance, and we would not be compensated for any loss arising from the interruption in our production operations. We have not entered into insurance policies to cover certain other risks associated with our business.  If we were to incur a serious uninsured loss, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Doing Business in China

Our wind farms’ viability and profitability depend on the PRC government’s policies and regulatory framework supporting renewable energy development, which the PRC government could change or eliminate.

The PRC government has adopted policies and established a regulatory framework to encourage the development of wind power projects and to increase the proportion of electricity generated from wind power. Laws and regulations, such as the Renewable Energy Law, also provide economic incentives to companies engaged in the development of wind power projects. Such incentives include mandatory grid connection and dispatch of 100% of electricity generation from wind farms, on-grid tariff premiums (the on-grid tariffs for wind power are generally higher than those for coal power within the same province), and tax benefits such as a refund of 50% of the VAT levied on electricity generation from wind power and other tax reduction plans.  In accordance with a recent change in government policies, the on-grid tariff for electricity produced by wind farm projects as determined by “government guided price” has been replaced by geographically unified tariffs, a form of “government fixed price,” which we believe will generally be more favorable than that of our wind power projects approved in recent years. The new on-grid tariffs continue to be subsidized by on-grid tariff premiums enjoyed by renewable power projects in general.

The development and profitability of wind power projects in the PRC, including the Projects, is significantly dependent on policies and regulatory framework that support such development.  While the PRC government has publicly stated its intent to continue to encourage the development of wind power projects, by, among other things, granting preferential tax incentives, and we are not aware of any indication of any potential changes to the existing wind power policies in the PRC that may materially and adversely affect us in the foreseeable future, we cannot assure you that the PRC government will not in fact change or eliminate current incentives and favorable policies currently available to us at any time. In addition, as the regulatory framework in the PRC for renewable energy is relatively new and still evolving, the implementation and enforcement of these policies, laws and regulations involve uncertainties and may differ from region to region in the PRC. Any reduction, discontinuation or unfavorable application of the policies and economic incentives for wind power generation companies like us could reduce demand for wind power which could have a material adverse effect on our business, financial condition, results of operations or prospects. Furthermore, if these favorable policies and incentives were changed or discontinued to our detriment before our wind farm projects reach the economies of scale producers of electricity from fossil fuels and other wind farms in the sale of electricity and the setting of tariffs, which could also have a material adverse effect on our business, financial condition, results of operations or prospects.

We will rely on local grid companies for grid connection and electricity transmission and distribution services.

Before obtaining the project approval of the NDRC or the relevant provincial DRC, we must obtain the relevant local grid company’s consent to connect our wind farms to its grid. Obtaining the grid company’s consent to such connection may depend on a number of factors, including the availability and the reliability of existing grids, progress of construction and upgrade of local grids, the distance of our proposed wind sites from the local grids and the cost of these grid connection facilities. Furthermore, wind farms and other renewable energy facilities of our competitors located in sites near our wind farms may compete with us to secure grid connection.

Many of these factors are beyond our control, and we cannot assure you that we will be able to obtain all necessary consents for our projects in a timely manner, or at all. Failure to obtain grid company consent to connect to its grid may delay or prevent the development of our wind farm projects.

In addition, according to the Renewable Energy Law and its implementing rules, grid companies generally must purchase all electricity generated by renewable energy producers within their grids. The electricity sales of wind farms benefit from the mandatory purchase obligations of grid companies imposed by the Renewable Energy Law. However, we cannot assure you that such favorable statutory requirement will not be abandoned or changed in the future, whether due to policy changes at the national or local level in the PRC, the wind energy or other renewable energy sector maturing to reach a level playing ground to compete with coal power, or any other reasons. Furthermore, as the statutory purchase obligation is a relatively new concept in the PRC law, changes to or uncertainties of the methods by which the local government choose to implement this requirement on grid companies may also negatively impact the statutory support from which we may benefit.  Any change to or elimination of the statutory purchase obligations or other support measures relating to them may materially and adversely affect the sales of electricity generated from our wind farms, our business prospects and results of operations.

Although according to the Renewable Energy Law and its implementing rules, grid companies generally must provide grid connection services to renewable energy producers within their grids, some of our wind farms may be located in remote areas where the grids may not be able to take all the electricity that our future wind farms generate when operating at full capacity. We will rely on local grid companies to construct and maintain the infrastructure and provide the electricity transmission and dispatch services necessary to connect our wind farms to the grids, and we cannot assure you that the local grid companies will do so in a timely manner, or at all.

In addition, the transmission and dispatch of the full output of our future wind farms may be curtailed as a result of various grid constraints, such as grid congestion, restrictions on transmission capacity of the grid and restrictions on electricity dispatch during certain periods.  As electricity generated from our wind farms will not be stored and must be transmitted or used once it is generated, some of the wind turbines of a wind farm will be turned off and stop producing electricity during a period when electricity is unable to be transmitted due to grid congestion or other grid constraints. Such events could reduce the actual net power generation of our wind farms. Depending on the progress of construction and upgrade of the grid infrastructure in areas where the construction of wind farms has outpaced the transmission capacity of existing grids, we expect that some of our wind farms in these areas will experience limitation on their output due to grid congestion from time to time. A number of factors may affect the decrease in electricity output, including wind speed, wind direction and other wind patterns, the design and build quality of wind turbines, the location of each wind farm, wake effects and topographical characteristics of the wind sites, as well as the length and frequency of the limitation on electricity output due to grid congestion and other grid constrains. Given that these variations are often interrelated and concurrent with other factors beyond our control and there is no established industry standard to evaluate the impact of each factor and their interaction, we cannot reliably estimate the possible financial impact on our future wind farms attributable to grid congestion alone.

Furthermore, electricity transmission lines may experience unplanned outages due to system failures, accidents and severe weather conditions, or planned outages due to repair and maintenance, construction work and other reasons beyond our control.

As a result, securing connection to grids depends on a number of factors that are beyond our control. We cannot assure you that we will be able to secure all necessary connection to local grids in a timely manner, or at all. Failure or delays to secure grid connection, or the curtailment of our future wind farms’ output levels, will reduce our electricity output and limit operational efficiencies, which in turn could have a material adverse effect on our business, financial condition or results of operations.

We may have significant assets located overseas, which could result in stockholders not receiving distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

If we develop our wind farms in the PRC, we may have significant assets located in the PRC. Any assets we have in the PRC may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our stockholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

As a result of the Projects, all or substantial portion of our business operations may be conducted in China, under the jurisdiction of the government of the PRC.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition. If the demand for electricity on national or regional levels generally decreases due to any significant downturn in the PRC’s economy, electricity output of certain of our future wind farms may be curtailed from time to time due to the limited capacity of overloaded grid when electricity supply on the grid exceeds electricity demand by end-users, which in turn could have a material and adverse impact on our business, operating results and financial condition.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

Our planned operations in China with respect to our wind farm projects may subject us, or any Chinese subsidiaries we may have, to laws and regulations applicable to foreign investment in China. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.  Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, since these laws and regulations are relatively new, in particular, the regulatory regime relating to renewable energy projects, and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

In particular, the PRC power industry including the renewable energy sector is a highly regulated industry.  Many aspects of our business, such as the amount and timing of electricity generation and the setting of tariffs, depend upon the receipt of the relevant government authority’s approval.  As the PRC legal system and the PRC power industry develop, we cannot assure you that changes in such laws and regulations, or in their interpretation or enforcement, will not have a material adverse effect on our business, financial condition or results of operations.

We may fail to comply with laws and regulations in the PRC relating to the development, construction and operation of power plants.

Our wind farms will be subject to strict PRC laws and regulations relating to their development, construction, licensing and operation of power plants. These laws and regulations relate to, among other things, project approval and other government approval and licensing requirement for power companies, building and construction of new projects, landscape conservation and power dispatch and transmission.

In particular, before we construct and operate our wind farms, we must first obtain operational and construction permits from various authorities. Procedures for granting operational and construction permits vary by local area, and certain provinces may deny requests for permits for a variety of reasons. Furthermore, third parties may challenge a decision to grant us operational and construction permits in some provinces after we have been granted the permits Finally, we must comply with laws and regulations and the conditions contained in the operational and construction permits, and failure to do so may result in fines, sanctions, criminal penalties and/or the suspension, revocation or non-renewal of approvals, licenses or permits. These factors could have an adverse effect on our business, financial condition or results of operations.

We may breach current environmental laws, and should the PRC government adopt stricter environmental laws, we may struggle to control our costs.

Power plants, are subject to various environmental, health and safety regulations and requirements.  Compliance with such laws and regulation increases our operating and capital expenses. These laws and regulations also impose fines and provide for the closure by the PRC government of any power plant that violates environmental laws, regulations or decrees. We cannot assure you that the PRC government will not adopt stricter environmental laws and regulations. We may be unable to comply with any additional requirements implemented in the future on a cost-effective basis, if at all, which could have a material adverse effect on our business, financial condition or results of operations.

Any preferential tax treatment currently or previously available to our subsidiaries in the PRC could be discontinued.

Prior to January 1, 2008, under the then-applicable PRC tax laws and regulations, companies established in the PRC were generally subject to enterprise income tax, or EIT, on their assessable profits, at the statutory rate of 33%, consisting of 30% state income tax and 3% local income tax. However, there were various types of preferential tax treatment applicable to different enterprises. For instance, foreign invested production type enterprises with an operating term of more than ten years were fully exempted from PRC state income tax for two years starting from the first profit-making year and were 50% exempted from such tax for the three years thereafter.

Effective January 1, 2009, the PRC government abolished the VAT refund policy available to certain foreign invested enterprises that purchase domestically manufactured equipment, pursuant to the Notice on the Abolishment of the Tax Refund Policy for the Purchase of Domestically Manufactured Equipment by Foreign invested Enterprises.  Under the new VAT rules, wind power companies are allowed to recover the input VAT at the time when they sell electricity by offsetting the excess input VAT. As a result, wind power companies will only be able to recover the input VAT after they start to sell electricity. As a result, the VAT reform may adversely affect the cash flow of newly established companies, which in turn could have a material adverse effect on our business, financial condition or results of operations.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay−offs, theft and other fraudulent practices may occur from time to time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our reputation or our business, financial condition and results of operations.

Unprecedented rapid economic growth in China may increase our costs of doing business in China, and may negatively impact our profit margins and/or profitability.

The development of wind farms will depend, in part, upon the availability of relatively low-cost labor and materials.   Rising wages in China may increase our overall costs in connection with the construction and operation of our wind farms.  In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of developing the wind farms.  Since energy is a commodity, it is unlikely that we would be able to pass these costs on to our customers in the form of higher prices, which would cause our profit margins and/or profitability to decline.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

We expect that substantially all of our revenues from wind farms would be in Chinese currency, Renminbi (“RMB”).  The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  We expect that our revenues and costs associated with our wind farms will be mostly denominated in RMB, while a significant portion of our financial assets would be denominated in U.S. dollars.  Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollar into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

Our wind farm projects could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004 or the swine flu pandemic in 2009. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our ability to develop and operate our wind farms.  For instance, health or other government regulations adopted in response may require temporary closure of our projects or any offices we may have in China. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, swine flu or any other epidemic.

It may be difficult to effect service of process upon us or our directors or executive officers who reside in the PRC, or to enforce against them or us in the PRC any judgments obtained from non-PRC courts.

Certain of our directors and executive officers reside within the PRC. Substantially all of our assets and those of such directors and executive officers are located within the PRC. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan and many other countries. As a result, it may not be possible for investors to effect service of process upon us or those persons in the PRC, or to enforce against us or them in the PRC, any judgments obtained from non-PRC courts. In addition, recognition and enforcement in the PRC of judgments of a court of any other jurisdiction in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause dilution to our existing shareholders.

Pursuant to our Articles of Incorporation, we have, as of the date of this annual report, 100,000,000 shares of common stock authorized. As of the date of this annual report, we have 42,275,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue additional shares of common stock without shareholder approval, which if issued could cause dilution to our then shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

●	quality deficiencies in services or products;

●	international developments, such as technology mandates, political developments or changes in economic policies;

●	changes in recommendations of securities analysts;

●	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

●	government regulations, including stock option accounting and tax regulations;

●	energy blackouts;

●	acts of terrorism and war;

●	widespread illness;

●	proprietary rights or product or patent litigation;

●	strategic transactions, such as acquisitions and divestitures;

●	rumors or allegations regarding our financial disclosures or practices; or

●	earthquakes or other natural disasters where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

To date, we have not paid any cash dividends and no cash dividends are currently scheduled to be paid in the foreseeable future.

We have no scheduled cash dividends and have no formal plans to begin issuing cash dividends in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

Our common stock is currently traded at low volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the NYSE Amex (formerly known as American Stock Exchange) or NASDAQ Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market and we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market.  The occurrence of these patterns or practices could increase the future volatility of our share price.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Item 2. Properties.

The Company previously leased office space in Phoenix, Arizona in the U.S. However, as of June 30, 2010, the Company had no office space. As of October 15, 2010, the Company is utilizing office space in Beijing, the PRC, under a verbal arrangement with a shareholder. The Company intends to finalize a lease for office space in Beijing during the fiscal year ended June 30, 2011.

Item 3. Legal Proceedings.

As of the date of this filing, the Company is not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on a limited basis on the OTCBB in the United States of America under the symbol “FEWP.OB.” since October 14, 2009.  The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

·	Investors may have difficulty buying and selling or obtaining market quotations;

·	Market visibility for our common stock may be limited; and

·	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions. As of October 15, 2010, we had approximately 134 stockholders of record. We anticipate many more shares are held in “street name” whereby our transfer agent does not have a record the individual or entity who holds the stock certificates.

Period	High*	Low*

Quarter Ended September 30, 2008	$-	$-
Quarter Ended December 31, 2008	$-	$-
Quarter Ended March 31, 2009	$-	$-
Quarter Ended June 30, 2009	$-	$-
Quarter Ended September 30, 2009	$-	$-
Quarter Ended December 31, 2009	$1.35	$0.65
Quarter Ended March 31, 2010	$1.51	$1.05
Quarter Ended June 30, 2010	$1.32	$0.60

On October 14, 2010, FEWP.OB was quoted at $0.15 per share.

Dividends

There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s financial statements and the accompanying notes contained in this annual report. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the financial statements. MD&A includes the following sections:

•  Highlights and Executive Summary

•  Results of Operations—an analysis of the Company’s results of operations, for the two years presented in the financial statements

•  Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

           The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this annual report particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

Highlights and Executive Summary

For the years ended June 30, 2010 and June 30, 2009, the Company reported revenues of $0, respectively. Net loss was $533,959 for the year ended June 30, 2010 as compared to a net loss of $43,771 for the year ended June 30, 2009. The Company discontinued its gourmet seasonings business and incurred substantial expenses in connection with the organization of the wind energy business and initial business development activities of the wind energy business.

Results of Operations

Income Statement Items

The following tables set forth key components of the Company’s results of operations for the years ended June 30, 2010 and 2009, respectively.

	June 30,
	2010	2009
Revenues	$-	$-
Costs of Sales	-	-
Gross Profit	-	-
Total Operating Expenses	521,178	39,771
Loss From Operations	(521,178)	(39,771)
Interest Expense	(8,781)	-
Loss From Continuing Operations Before Income Taxes	(529,959)	(39,771)
Provision for Income Taxes	-	-
Loss From Continuing Operations	$(529,959)	$(39,771)
Loss from Discontinued Operations	(4,000)	(4,000
Net Loss	$(533,959)	$(43,771)
Basic Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Diluted Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Basic Loss Per Share, Discontinued Operations	$(0.00)	$(0.00)
Diluted Loss Per Share, Discontinued Operations	$(0.00)	$(0.00)

Revenues Increased by $0:

Revenues were $0 for the years ended June 30, 2010 and June 30, 2009, respectively. The Company had no operating Wind Projects during the years ended June 30, 2010 or June 30, 2009.

Costs of Sales Increased by $0:

Costs of sales were $0 for the years ended June 30, 2010 and June 30, 2009, respectively. The Company had no operating Wind Projects during the years ended June 30, 2010 or June 30, 2009.

Operating Expenses Increased by $481,407:

For the year ended June 30, 2010, the Company incurred operating expenses of $521,178 as compared to $39,771 for the year ended June 30, 2009. The Company recorded a reserve for a potential loss related to a one-time payment for project development costs of $200,000 during the year ended June 30, 2010 as compared to $0 for the year ended June 30, 2009. The Company also incurred significant professional fees, namely legal fees, during the organization and initial business development efforts for the wind energy business. Professional fees were $153,191 and $27,475 for the years ended June 30, 2010 and 2009, respectively. Other selling, general and administrative expenses for the years ended June 30, 2010 and 2009 totaled $167,987 and $12,296, respectively.

Net Loss Increased by $490,188:

The net loss for the years ended June 30, 2010 and 2009 totaled $533,959 and $43,771. The Company recorded a significant reserve for a potential loss related to a one-time payment for project development costs and also incurred significant costs associated with the organization of the wind energy business and initial business development activities associated with the wind energy business.

Corporate tax

The Company accounts for income taxes under the Financial Accounting Standards Board’s Accounting

Standards Codification (“ASC”) Topic 740, “Income Taxes – US GAAP” (“ASC 740”). ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and the financial reporting basis of assets and liabilities. Provisions for income taxes consist of taxes currently due plus deferred taxes. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

United States of America

Since we had no operations within the U.S., there is no provision for U.S. taxes and there are no deferred tax amounts as of June 30, 2010 and 2009, respectively.

Nevada

The Company is incorporated in Nevada but does not conduct business in Nevada. Therefore, the Company is not subject to  state corporate income tax.

People’s Republic of China

Enterprise Income Tax Law

Prior to January 1, 2008, under the then applicable PRC law and regulations (the “Old EIT Law”) entities established in China were generally subject to a 33% enterprise income tax, or EIT.  However, entities that satisfied certain conditions enjoyed preferential tax treatment.  In accordance with the tax laws and regulations effective until December 31, 2007, foreign invested manufacturing enterprises scheduled to operate for a period not less than ten years were exempted from paying state income tax for two years starting from its first profit making years and is allowed a 50% reduction in its tax rate in the third, fourth and fifth years.  Various preferential income tax treatment was also available for enterprises in western China, in high-and-new technology zones or in special economic zones.

On March 16, 2007, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law (the “New EIT Law”), which, together with its related implementation rules issued by the PRC State Council on December 6, 2007, became effective on January 1, 2008.  The New EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations.

Under the New EIT Law, the preferential tax treatment for encouraged enterprises located in western China and certain industry-oriented tax incentives are still available.  Companies located in western China are taxed at a preferential income tax rate of 15%.  Foreign invested enterprises engaged in energy transportation are also taxed at a preferential income tax rate of 15%.

In addition, pursuant to the Notice on the Execution of the Catalogue of Public Infrastructure Projects Entitled for Preferential Tax Treatment, an enterprise set up after January 1, 2008 and engaged in public infrastructure projects is entitled to a tax holiday of a three-year full exemption followed by a three-year 50% exemption commencing from the first year it generates operating income.  Accordingly, each of our wind power projects which have obtained government approval on or after January 1, 2008 is fully exempted from EIT for three years starting from the year when operating income is first derived from the sales of wind electricity, and is 50% exempted from EIT for three years thereafter.

In addition, pursuant to the New EIT Law, starting from January 1, 2008, dividends and interest payable to foreign investors are subject to a 10% withholding tax (unless the foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement, and the preferential tax rate is approved by the competent authorities).

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance, or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

Liquidity and Capital Resources

We do not believe that our currently-available working capital will sustain our operations through the end of the fiscal year ending June 30, 2011.

As of June 30, 2010, we had a cash balance of $0. We have been funding operations through short term promissory note advances from individuals and entities the Company’s management has previously conducted business with.

We expect significant capital expenditures during the next 12 months for our wind projects, overhead and working capital purposes. We do not believe we have sufficient cash to fund budgeted capital expenditures in fiscal 2011.   We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Net cash used in operations for the year ended June 30, 2010 was $(4,290). We generated $533,959 in net losses for the year ended June 30, 2010. A total of $200,000 was recorded for a reserve for potential losses associated with project development costs. We recorded $41,437 in amortization expense related to deferred stock based compensation. A total of $208,458 in expenses were paid on behalf of the Company by thrid parties in exchange for debt. Unpaid accrued interest on debts totaled $8,781. Accounts payable increased by $78,385 as a result of an increase in professional fees and other expenses associated with initial business development efforts related to the wind energy business. Lastly, a total of $7,992 was prepaid to a vendor for marketing-related costs. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash provided by financing activities for the year ended June 30, 2010 and 2009 were $0 and $4,089. In 2009 the Company’s former Chief Executive Officer provided cash advances to the Company of $4,089.

Net cash provided by (used in) discontinued operations for the years ended June 30, 2010 and 2009 totaled $4,000 and $(4,000), respetively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2010 or 2009.

Capital Requirements

In 2010 and 2009, the Company raised significant financing by issuing promissory notes and equity securities, respectively. Management has determined that additional financing is necessary. However, we may not be able to continue to find adequate sources of financing in the future. Our wind energy business involves significant capital requirements.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the years ended June 30, 2010 and 2009, respectively.

Dividends

We do not expect to pay dividends for the foreseeable future.  As a result, you could lose your entire investment in the Company.

Critical Accounting Policies and Estimates

The discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1)  asset impairments and (2) depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

Significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, to the accompanying financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The ompany is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

On October 1, 2009, the company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on July 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

FAR EAST WIND POWER CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F1
Balance Sheets as of June 30, 2010 and 2009	F2
Statements of Operations for the Years Ended June 30, 2010 and 2009	F3
Statements of Shareholders’ Equity (Deficiency) for the Years Ended June 30, 2010 and 2009	F4
Statements of Cash Flows for the Years Ended June 30, 2010 and 2009	F5
Notes to Financial Statements for the Years Ended June 30, 2010 and 2009	F6-F22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Far East Wind Power Corp.

I have audited the accompanying balance sheets of Far East Wind Power Corp. (the Company), a development stage company, as of June 30, 2010 and  2009 and  the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended June 30, 2010 and 2009 and for the period June 2, 2008 (inception) to June 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Far East Wind Power Corp., a development stage company, as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009 and for the period June 2, 2008 (inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
October 18, 2010

Far East Wind Power Corp.
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS

Current Assets
Cash	$-	$290
Deposit Made in Connection with Tianhe Wind Farm Letter of Intent, Net of Allowance for Doubtful Recoverability	-	-
Prepaid Expenses	8,142	150
Assets of Discontinued Operations	-	4,000
Total Assets	$8,142	$4,440

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$91,892	$13,507
Debt, Including Accrued Interest of $8,781 at June 30, 2010	417,239	-
Total Liabilities	509,131	13,507
Stockholders' Deficiency
Preferred Stock, $0.00001 Par Value;
100,000,000 Shares Authorized, None Issued and Outstanding	-	-
Common Stock, $0.00001 Par Value;
Authorized 100,000,000 Shares,
Issued and Outstanding 42,275,000 and 89,120,000 Shares, Respectively	423	891
Additional Paid-in Capital	899,377	50,109
Deferred Stock Based Compensation	(806,763)	-
Deficit Accumulated During the Development Stage	(594,026)	(60,067)
Total Stockholders' Deficiency	(500,989)	(9,067)
Total Liabilities and Stockholders' Deficiency	$8,142	$4,440

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Operations

	Year Ended June 30, 2010	Year Ended June 30, 2009	Period From June 2, 2008 (Inception) to June 30, 2010

Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating Expenses
Provision for Doubtful Recoverability of Deposit Made in Connection with Tianhe Wind Farm Letter of Intent	200,000	-	200,000
Professional Fees	153,191	27,475	180,666
General and Administrative	167,987	12,296	196,579
Total Operating Expenses	521,178	39,771	577,245
Loss From Operations	(521,178)	(39,771)	(577,245)
Interest Expense	(8,781)		(8,781)
Loss From Continuing Operations	(529,959)	(39,771)	(586,026)
Loss From Discontinued Operations	(4,000)	(4,000)	(8,000)
Net Loss	$(533,959)	$(43,771)	$(594,026)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.01)	$(0.00)	$(0.01)
Discontinued Operations	(0.00)	(0.00)	(0.00)
Total	$(0.01)	$(0.00)	$(0.01)

Number of Common Shares Used to Compute Net Loss Per Share Basic and Diluted	71,329,493	89,120,000	79,326,392

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to June 30, 2010

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deferred Stock Based	Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Capital	Compensation	Development Stage	Equity (Deficiency)
Sales of Common stock;
- June 2, 2008 at $0.000125	56,000,000	$560	$6,440	$-	$-	$7,000
- June 30, 2008 at $0.00125	33,120,000	331	41,069	-	-	41,400
Donated Expenses	-	-	200	-	-	200
Net Loss for the Period From June 2, 2008
(Inception) to June 30, 2008	-	-	-	-	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	-	(16,296)	32,304
Donated Expenses	-	-	2,400	-	-	2,400
Net Loss for the Year Ended June 30, 2009	-	-	-	-	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	891	50,109	-	(60,067)	(9,067)
Shares Returned and Cancelled	(49,000,000)	(490)	490	-	-	-
Donated Expenses	-	-	600	-	-	600
Deferred Stock Based Compensation	2,155,000	22	848,178	(848,200)	-	-
Amortization of Deferred Stock Based Compensation	-	-	0	41,437	-	41,437
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(533,959)	(533,959)
Balance, June 30, 2010	42,275,000	$423	$899,377	$(806,763)	$(594,026)	$(500,989)

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended June 30, 2010	Year Ended June 30, 2009	Period From June 2, 2008 (Inception) to June 30, 2010
Cash Flows from Operating Activities
Net Loss	$(533,959)	$(43,771)	$(594,026)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Provision for Doubtful Recoverability of Deposit Made in Connection with TianHe Wind Farm Letter of Intent	200,000	-	200,000
Expenses Paid By Third Parties in Exchange for Debt	208,458	-	208,458
Unpaid Accrued Interest On Debt	8,781	-	8,781
Amortization of Stock Based Compensation	41,437	-	41,437
Donated Expenses	600	2,400	3,200
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	78,385	9,019	87,404
Prepaid Expenses	(7,992)	-	(8,142)
Net Cash Provided by Used in Operating Activities	(4,290)	(32,352)	(52,888)

Cash Flows from Financing Activities
Proceeds From Related Party	-	4,089	4,488
Proceeds from Sales of Common Stock	-	-	48,400
Net Cash Provided by Financing Activities	-	4,089	52,888

Cash Flows Provided By (Used In) Discontinued Operations
Payment for License Fee	-	(8,000)	(8,000)
Amortization of License Fee	4,000	4,000	8,000
Net Cash Provided By (Used In) Discontined Operations	4,000	(4,000)	-

Decrease in Cash	(290)	(32,263)	-
Cash, Beginning of Period	290	32,553	-

Cash, End of Period	$-	$290	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income taxes Paid	$-	$-

Non-Cash Investing and Financing Activity:
Deposit Made in Connection with TianHe Wind Farm Letter of Intent	$200,000	$-	$200,000

The accompanying notes to the financial statements are an integral part of these financial statements

FAR EAST WIND POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Far East Wind Power Corp. (“Far East” or the “Company”) plans to engage in the development, construction and operation of utility-scale wind energy projects (“Wind Projects”) principally in the People’s Republic of China (“PRC”) (See Notes 4, 7, and 11). The Company is intent on taking advantage of the numerous financial and operating incentives afforded to clean energy projects, namely Wind Projects, within the PRC. Far East is a corporation organized under the laws of the State of Nevada.

On June 9, 2009, the Company effectuated an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares.  The financial statements have been retroactively adjusted to reflect this forward stock split.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company began operations in June 2008. Operations related to Wind Projects began in November 2009 and substantial losses were generated through June 30, 2010. These losses are primarily related to the costs incurred to develop a workable legal and business structure within the PRC, develop contacts related to the business within and outside of the PRC, and for business development efforts related to potential projects within the PRC. Additionally, the Company’s project with Wuhan Guoce Nordic New Energy Co., Ltd. (“Wuhan Guoce”) has not proceeded after the initial terms were set on March 22, 2010 and Far East cannot be certain the Wind Project with Wuhan Guoce will ever commence and if revenue will ever be earned by the Company from a transaction with Wuhan Guoce. The principal impediment to the project going forward centered on the Company’s inability to line up the $20,000,000 of financing called for by a Letter of Intent executed between Wuhan Guoce and the Company within the specified time period. As a result, the Company has provided for a full potential loss on its deposit with Wuhan Guoce of $200,000, which was paid on behalf of the Company via bridge financing in April 2010 by Quarry Bay Capital LLC (see Note 4).

The Company has been financed thus far by its former sole executive officer as well as investment oriented entities with which the Company’s officers and directors have previously conducted business with. Future financing from these entities are not guaranteed and the Company’s management is not expecting these creditors to continue to provide financing to Far East. These entities as creditors have the right to request payment of the outstanding promissory notes owed to them. Should the Company fail to have adequate capital to repay these promissory notes, the creditors could seek legal remedies against the Company, which could force the Company to curtail operations and possibly discontinue operations entirely. The Company’s management is conducting weekly, if not daily, discussions with these creditors and is hopeful of a positive outcome from these discussions.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2010, the Company had negative working capital and a stockholders’ deficiency of $500,989. Further, the Company has not generated any revenues and incurred $594,026 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining debt or equity financing. If the Company is successful in obtaining debt or equity financing, the Company’s management is intent on investing in Wind Projects and is anticipating each of the Company’s potential Wind Projects will result in significant operating cash flows, in excess of net profits, as reportable under accounting principles generally accepted in the United States of America (“GAAP”). Cash flows are expected to be in excess of net profits as reported under GAAP as a result of the significant depreciation associated with Wind Projects. However, there is no assurance that the Company will be successful in accomplishing its objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These financial statements and the related notes to the financial statements are presented in accordance with GAAP, and are expressed in United States Dollars. The Company’s fiscal year end is June 30.

The Company’s business model is to engage in the development, construction and operation of Wind Projects principally in the PRC. As of June 30, 2010, the Company had not yet completed an investment in any Wind Projects. However, if the Company is able to complete an investment in any of its potential Wind Projects, the Company anticipates it will not necessarily own 100% of its potential Wind Projects. The Company anticipates it will be a majority or minority shareholder in a PRC business entity, likely to be structured in the form a sino-foreign joint venture organized under Chinese law (the “JV”). The other shareholders of the JV will likely be individuals from mainland China or entities controlled by individuals from mainland China and will likely be Far East’s business partners who were or will be instrumental in obtaining the relevant permitting and local and provincial approvals related to the Wind Project. Various factors including the control of the JV, which is generally determined by whoever has control of the Board of Directors of the JV, the local government involvement in the Wind Project, the requirements and related terms offered to the JV by local PRC banks for construction financing and long term debt financing, the previous, current and future debt financing, equity investments or debt or equity commitments by the Company and the other potential shareholders of the JV, future cash distribution rights from the JV to the Company and other potential shareholders of the JV, as well as the Clean Development Mechanism as outlined in the Kyoto Protocol, will factor into the final structure of each Wind Project.

The Company’s management is opposed to any investments in a JV in which the Company does not control the JV, either through control of the Board of Directors or control through ownership. Upon consolidation, all intercompany accounts and transactions between the Company and its potential Wind Projects, likely to be in the form of a JV, will be eliminated. The most common condition for determining the controlling financial interest in a JV, or any other entity, is determination of the individual or entity that holds the majority ownership of the voting interests of an entity. However, a controlling financial interest may also exist in entities in which the Company controls the Board of Directors of a JV, has full control over the cash receipts, cash disbursements and full control over the acceptance of any debt or equity financing by the JV, as well as full control over any potential changes to the capital structure of the JV. As a result of management’s opposition to any investments in a JV in which the Company does not control the JV, the Company anticipates it will consolidate the financial operations of any of its potential Wind Projects along with the operations of Far East, the Nevada Corporation.

Segment Data

The Company manages its operations on a single-segment basis for purposes of assessing performance and making operating decisions.

Use of Estimates and Market Risks

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best available information available at the time the estimate is made. Estimates are used for such items as the collectability of balances owed from third parties, the fair value of investments made at cost, the fair value of financial instruments, namely debt instruments, and stock based compensation. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revision to prior estimates.

Upon each investment in a Wind Project in the PRC, the Company will immediately be subject to the current pricing offered by the two national electrical grid operators in the PRC (the “State Grid,”) who are each controlled by the Central Government in the PRC.  The Company will be subject to terms and attributes of certain contracts by the State Grid, namely a Power Purchase Agreement (“PPA”). The PPA pricing and terms are set by the Central Government in the PRC. Current terms are by no means guaranteed and can change at any time. However, a key premise in the Company ‘s business plan is that once a PPA is negotiated with the State Grid, the State Grid will honor the PPA, and the PPA will be in effect for a term of at least 20 years. Current terms offered by the State Grid, as instructed by law imposed by the Central Government are as follows.

PPA term:	20 years
PPA price per kilowatt hour of power:	$75-$85 (510-580 Renminbi)

Should the Company complete an investment in a Wind Project, the Company will also be subject to risks associated with reliability of the power generation systems at each Wind Project, the implementation and connection of an electrical connection to a local electrical grid substation, the Company’s ability to obtain low-interest long term financing from banks in the PRC, procedures and other infrastructure necessary to operate the business, changes in laws and regulations, weather conditions, financial market conditions and access to and pricing of capital, the credit worthiness of the Company’s counterparties, continuance of finance and tax incentives offered by the Central Government in the PRC, the ability to make payment and deliver on all terms associated with the Company’s debt and equity instruments, and the continued successful operation of the energy transmission system in the PRC.

Concentrations of Credit Risk

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. As of the issuance date of these financial statements, the Company only maintained cash balances at financial institutions in the United States of America (U.S.). These cash balances may in the future exceed Federal Deposit Insurance Corporation insured limits for these financial institutions located in the U.S. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash held with banks in the U.S. However, the Company monitors the credit ratings of these financial institutions in order to mitigate the Company’s credit risk.

The Company’s operations are expected to be carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the PRC. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company will be subject to additional concentrations of credit risks should the Company complete an investment in a Wind Project. These concentrations of credit risks include but are not limited to the risk of doing business with a limited number of potential customers, namely the State Grid, and placing large cash deposits with turbine manufacturers for significant purchases of wind turbines.

Cash and Cash Equivalents

Cash consists of all cash balances in highly liquid investments with original maturities of three months or less. All cash is held at financial institutions located in the United States of America. During the fiscal year ending June 30, 2011, the Company or the potential JVs the Company may invest in, will maintain cash balances in financial institutions in Hong Kong and mainland China, respectively.

Revenue Recognition

The Company is seeking out investments in Wind Projects in the PRC. If an investment in a Wind Project is completed, and once a Wind Project is operating and generating power, the Company will earn revenue from the sale of electricity to the State Grid. The Company anticipates it will recognize revenues from the sale of electricity under a long term PPA entered into for each potential Wind Project.

The Company will evaluate its potential long term PPAs to determine whether they are leases. In the case of leases, at the inception of the lease or subsequent modification, the Company determines whether the lease is an operating or capital lease based upon its terms and characteristics. The Company anticipates its potential long term PPAs will likely be classified as operating leases and revenues over the entire term of the PPA will be recognized as electric power is delivered to the State Grid. However, revenues of any potential PPA will only be included in revenues in the Company’s statements of operations for the quarterly and annual reporting periods ending within or as of June 30, 2011, when receipt of cash from electrical power sales under a PPA becomes probable.

Prior to commercial operations of its potential Wind Projects, during the turbine commissioning stage, the Company may generate electricity produced in the process of testing its wind turbines. Revenue from testing is deferred and amortized over the estimated life of the Wind Project.

Costs of Revenues

Once a Wind Project is operating and generating electrical power, costs of revenues are anticipated to include project operating expenses and depreciation and amortization of operating assets. Project operating expenses consist of such costs as contracted operations and maintenance fees, wind turbine and related equipment warranty fees, insurance, professional fees, operating personnel salaries and the cost of permit compliance.

Property, Plant and Equipment

Property, plant and equipment acquired or purchased in connection with potential Wind Projects will be stated at cost, less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Wind Project equipment and related assets will be depreciated over their estimated useful lives of 20 years on a straight-line basis.

Construction in progress related to potential Wind Projects will include expenditures, insurance, interest and other costs and will be capitalized. As each Wind Project begins commercial operations, construction in progress will be reclassified to property, plant and equipment and depreciated over the estimated useful lives of the underlying assets.

The Company's construction and equipment procurement agreements will contain damage clauses relating to construction delays and contractually specified performance targets. These clauses are negotiated to cover lost margin or revenues from a Wind Project not being able to operate when required or to perform as guaranteed. Liquidated damages received related to construction activities, and those payments received related to the failure to meet contractually specified performance targets or completion dates prior to commercial operations, will be recorded as a reduction of construction in progress.

Project Development Costs

The Company expenses all Wind Project development costs, primarily consisting of initial permitting, land rights, preliminary engineering work, analysis of project wind resources, analysis of project economics and legal work, until management deems a Wind Project probable of being technically, commercially and financially viable. Once this determination has been made, the Company classifies the project as a Tier 1 project, at which point it begins capitalizing project development costs.

Should the Company decide to abandon or discontinue development of a Tier 1 project, previously capitalized costs are charged to expense in the period that such determination is made. As of June 30, 2010, the Company considered all of its Wind Projects in the PRC to be non-active.

Interest Capitalization

The Company may capitalize interest on borrowed funds used to finance Wind Projects. Capitalization is discontinued when a project achieves commercial operation or when construction is terminated. For the years ended June 30, 2010 and June 30, 2009, no interest was capitalized.

The Company incurred total interest expense of $8,781 and $0 for the years ended June 30, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

Long-lived assets, namely wind turbines and land rights, are anticipated to be acquired during the year ended June 30, 2011. Long-lived assets primarily include property, plant and equipment. The Company will periodically review its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If there is an indication of impairment, the recorded value of the asset is reduced to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. No impairment of long-lived assets was indicated for the years ended June 30, 2010 and 2009, respectively.

Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of ASC 820 did not have a material impact on our fair value measurements.

Stock-Based Compensation

The Company does not have a formal stock option plan. However, we offered to some of our employees and consultants stock-based compensation in the form of shares of our common stock. We account for these issuances of common stock to employees and consultants in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).  Under this method, stock compensation expense includes: (1) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718 and amortized on a straight-line basis over the share-based payments’ remaining vesting period.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

Goodwill and Intangible Assets

The Company accounts for certain transactions in accordance with ASC 805, “Business Combinations” (“ASC 805”), and ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Earnings per Share

The Company utilizes ASC 260, “Earnings per Share” to calculate earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the earnings (loss) available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

As of June 30, 2010 and June 30, 2009, there were no common stock equivalents.

Reclassifications

Certain reclassifications to the Company’s balance sheets and statements of operations have been made in 2010, in order for the 2009 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s assets, liabilities, net loss or stockholders deficiency for the years ended June 30, 2010 and 2009, respectively.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

On October 1, 2009, the company adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company will adopt these amendments for interim and annual reporting periods beginning on July 1, 2010. The company does not expect the adoption of these amendments to have a material impact on the consolidated financial statements.

NOTE 4 – DEPOSIT MADE IN CONNECTION WITH TIANHE WIND FARM LETTER OF INTENT

On March 22, 2010, the Company entered into a Letter of Intent (the “LOI”) with Wuhan Guoce, a People’s Republic of China company, where the Company was to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” in exchange for cash consideration totaling approximately $2,211,900 (15,000,000 Renminbi). The LOI, which is to become effective upon the date the Company receives at least $20,000,000 in financing (the “Effective Date”), provided for payments by the Company of approximately $294,920 (RMB 2,000,000) within 4 business days, $442,380 (RMB 3,000,000) within 8 business days, and $1,474,600 (RMB 10,000,000) remaining balance on the Effective Date. On April 13, 2010 a payment of $200,000 was made on behalf of the Company to Wuhan Guoce as a first installment on the LOI. As of the filing date of this Form 10-K, the Effective Date has not occurred and the Company has not paid any additional installments to Wuhan Guoce. The Company plans to renegotiate and develop a revised LOI should the Company successfully raise capital in excess of $20,000,000, which cannot be assured at this time.

Marcus Laun, a Director of the Company is also a Director of GC China Turbine Corp., a United States publicly traded entity which is an affiliated entity of Wuhan Guoce.

The Company has recorded the payment to Wuhan Guoce as a current asset classified as “deposit made in connection with TianHe wind farm letter of intent.” However, the Company has no guarantee that the terms of the LOI will ever be met and in the event the LOI is terminated, the repayment of the $200,000 deposit is not guaranteed. As a result, the Company has recorded a full allowance to reserve for potential losses associated with the $200,000 deposit.

The following table provides the details of the deposit on contract:

	As of
	June 30, 2010	June 30, 2009
Deposit Made in Connection with TianHe Wind Farm Letter of Intent	$200,000	$-
Allowance for Doubtful Recoverability	(200,000)	-
Deposit, Net	$-	$-

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses as of June 30, 2010 and 2009 consisted of the following:

	Years Ended
	June 30, 2010	June 30, 2009
Professional Service Providers	$67,899	$6,800
Leema Nakhani, Former Officer	4,867	4,488
Other	19,126	2,219
Total	$91,892	$13,507

NOTE 6 – DEBT, INCLUDING ACCRUED INTEREST

At June 30, 2010, debt, including accrued interest, consisted of:

Promissory notes payable to Coach Capital LLC (“Coach”) issued in January and February 2010 in consideration of Coach’s payments of operating expenses on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	$88,959
Promissory notes payable to Quarry Bay Capital LLC (“Quarry Bay”) issued between March and May 2010 in consideration of Quarry Bay’s payments of operating expenses ($50,694 total) and a deposit paid in connection with the Wuhan Guoce TianHe Letter of Intent (see Note 4) dated March 22, 2010 ($200,000) on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	250,694
Amount due to Coach for Coach’s payments of operating expenses in June 2010 on behalf of the Company, interest at 0%, due on demand, expected to be replaced with a convertible promissory note	68,805
Accrued Interest Payable to Coach and Quarry Bay	8,781
Total	417,239
Less Current Portion of Debt and Accrued Interest	(417,239)
Long Term Portion of Debt and Accrued Interest	$-

As the promissory notes included no conversion price and therefore the number of shares could not be computed, the Company has not recorded the value of the conversion feature. The Company will record the value of the conversion feature, if any, on the date the number of shares issuable upon conversion of the debt is determinable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Wind Projects

On January 6, 2010, the Company entered into a Letter of Intent with Han Wind Energy Corporation (“Han Wind”), a British Virgin Islands corporation, to promote and develop wind energy parks in China.  Pursuant to the letter of intent, the Company agreed to perform a regulatory and financial due diligence investigation on the project to determine the viability of re-launching the project and obtaining the requisite permissions from the relevant authorities.  Either party may terminate the letter of intent upon 30 days prior written notice.  Due to the lack of available financing and the lack of a viable plan to connect the applicable property to China’s national electrical grid, this letter of intent has not progressed to a definitive agreement.

On March 22, 2010 (see Note 4), the Company entered into a Letter of Intent with Wuhan Guoce Nordic Energy Co., Ltd. (“Wuhan Guoce”), a PRC company, to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” for cash consideration totaling 15,000,000 RMB (approximately $2,211,900 translated at the June 30, 2010 exchange rate).  Due to the Company’s failure to make the first two required payments under the Letter of Intent totaling 5,000,000 RMB (approximately $737,300 translated at the June 30, 2010 exchange rate), this letter of intent has not progressed to a definitive agreement.

On June 30, 2010, the Company entered into a Letter of Intent with Heilongjiang Defeng Investment Co., Ltd. ("Defeng"), a PRC company, and Heiloongjiang Ruihao Technology Group Co., Ltd. ("Ruihao"), a PRC company, to acquire a 84% ownership interest in a Defeng subsidiary with interests in three wind farms in the PRC for 140,000,000 RMB (approximately $20,644,400 translated at the June 30, 2010 exchange rate) and to provide financing of up to 100,000,000 RMB (approximately $14,476,000 translated at the June 30, 2010 exchange rate) to assist in Ruihao's development of four additional wind farms in the PRC. This letter of intent provided for a definitive agreement to be executed by July 24, 2010 and the Company's payment of the 140,000,000 RMB by July 31, 2010, neither of which occurred. As of October 15, 2010, the Company had informed Defeng that it will not proceed with the planned acqusition of the 84% ownership in Tianyi Fengyuan. Ruihao Project A and Ruihao Project B, but are still under consideration by the Company. Negotiations with Ruihao are expected to commence again in November 2010. There can be no assurance that these Wind Projects will ever materialize.

Consulting Agreement

On June 24, 2010, the Company entered into a Consulting Agreement with J Crane & Company Limited (the "Consultant"). The agreement provides for the Consultant to serve as the Company's Chief Financial Officer and to perform the customary duties and responsibilities implied by such position. The term of the agreement is three years; however, either party may terminate the agreement upon 30 days prior written notice to the other party. In addition to common stock awards (see Note 8), the agreement provides for the Company to pay the Consultant an initial fee of 68,000 RMB (approximately $10,000 translated at the June 30, 2010 exchange rate) and to accrue monthly fees of 68,000 RMB (approximately $10,000 translated at the June 30, .2010 exchange rate) thereafter, which are payable to the Consultant at such time as the Company completes a capital raise in excess of $250,000. For the year ended June 30, 2010 the Company incurred $12,300 of fees, included within General and Administrative Expenses in the Statement of Operations due under the Consulting Agreement, which are included within Accounts Payable and Accrued Expenses at June 30, 2010.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Marcus G. Laun. The Company granted Mr. Laun 1,000,000 shares of the Company’s common stock for services rendered (the “Laun Agreement”). The Laun Agreement provides for vesting requirements such that the common stock will not vest until such time as the Company has completed equity or debt financings subsequent to June 17, 2010 that result in aggregate proceeds to the Company of at least $50,000,000 and the average daily trading share volume over any preceding consecutive thirty day period is at least 100,000 shares, as reported by the NASDAQ. The Laun Agreement states that the common stock will be forfeited in total if the vesting criteria has not been met and Mr. Laun is no longer working for the Company.

Litigation

We may be involved from time to time in ordinary litigation that will not have a material effect on our operations of finances.  We are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of June 30, 2010, no shares of the Company’s preferred stock and 42,275,000 shares of the Company’s common stock were issued and outstanding.

On June 24, 2010, the Company entered into a Restricted Stock Award Agreement with J Crane & Company, Limited, an entity controlled by the Company’s Chief Financial Officer (the “Crane Agreement”). The Company granted J Crane & Company, Limited a total of 650,000 shares of the Company’s common stock. A total of 250,000 shares of the Company’s common stock will vest over the six month period ending December 24, 2010, while an additional 400,000 shares of the Company’s common stock will vest over the thirty six month period ending June 24, 2013. The Company valued these stock awards at $474,500 and recorded amortization of stock based compensation of $7,705 for the year ended June 30, 2010. The 650,000 restricted shares were issued to J. Crane and Company, Limited on June 24, 2010. The Crane Agreement contains an additional stock award of 150,000 shares of common stock which shall only be earned if the Company’s common stock is successfully listed on a stock exchange. The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the stock award for a successful listing on a stock exchange until such time as the vesting requirements have been met. Additionally, subject to certain exceptions, in the event that the Company issues additional shares of common stock for an equity or debt financing, the Company will be required to issue additional shares of common stock in accordance with the Crane Agreement such that J Crane & Company, Limited will continue to own at least 1% of the Company’s total outstanding common stock. The right to receive additional shares of common stock in connection with the Crane Agreement will terminate upon the earlier of (i) the Company achieving at least $50,000,000 in revenues on an annualized basis or (ii) reporting at least $100,000,000 in assets on its balance sheet. The Crane Agreement also provides for certain termination and change of control benefits whereby if the Crane Agreement were to be terminated or there was a change of control of the Company, as defined within the Crane Agreement, occurred, an acceleration of a portion of the unvested common stock awarded in the Crane Agreement will occur. Upon change of control of the Company, the Crane Agreement allows for full vesting of the stock awards.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Marcus G. Laun, a member of the Board of Directors since November 18, 2009, whereby the Company granted Mr. Laun 1,000,000 shares of the Company’s common stock for services rendered (the “Laun Agreement”). The Laun Agreement provides for vesting requirements such that the common stock will not vest until such time as the Company has completed equity or debt financings subsequent to June 17, 2010 that result in aggregate proceeds to the Company of at least $50,000,000 and the average daily trading share volume over any preceding consecutive thirty day period is at least 100,000 shares, as reported by the NASDAQ. The Laun Agreement states that the common stock will be forfeited in total if the vesting criterion has not been met and Mr. Laun is no longer working for the Company. The 1,000,000 in restricted shares were issued to Marcus Laun on June 17, 2010. The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the Laun Agreement until such time as the vesting requirements have been met.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Xu Ping, a member of the Board of Directors since November 23, 2009. The Company granted Mr. Xu a total of 300,000 shares of the Company’s common stock. The common stock will vest over the twelve month period ending June 17, 2011. The 300,000 restricted shares were issued to Mr. Xu on June 17, 2010. The Company valued this stock award at $222,000 and recorded amortization of stock based compensation of $8,017 for the year ended June 30, 2010.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Han Xiaoping, the Company’s Chief Executive Officer and a member of the Board of Directors from March 18, 2010 to September 15, 2010. The Company granted Mr. Han a total of 150,000 shares of the Company’s common stock. The common stock was to vest over the twelve month period ending June 17, 2011. The 150,000 restricted shares were issued to Mr. Han on June 17, 2010. The Company valued this stock award at $111,000 and recorded amortization of stock based compensation of $4,008 for the year ended June 30, 2010.

On June 17, 2010, the Company issued 30,000 shares of the Company's common stock to a third party service provider. The common stock was to vest over a three month period. The Company valued the stock award at $22,200 and recorded amortization of deferred stock based compensation of $3,207 for the year ended June 30,2010.

On June 17, 2010, the Company issued 25,000 shares of the Company's common stock to a third party service provider. The common stock was for services rendered. The Company valued the stock award at $18,500 and recorded amortization of stock based compensation of $18,500 for the year ended June 30, 2010.

On February 17, 2010, Neema Lakhani, the Company’s former president, returned 49,000,000 shares of the Company’s common stock to treasury, in connection with her resignation on September 21, 2009, as an officer and director of the Company.  As a result, the number of shares of the Company’s common stock outstanding was reduced from 89,120,000 to 40,120,000.

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United Sates Securities and Exchange Commission, which was declared effective on September 23, 2008, to register 33,120,000 shares for resale by existing shareholders of the Company at a price of $0.00125 per share until such time as the shares of the Company’s common stock start trading on the OTC Bulletin Board or another exchange.  The Company does not receive any proceeds from the resale of shares of common stock by the selling stockholders.

NOTE 9 - INCOME TAXES

United States of America

The Provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes.  The sources of the difference follow:

	Year Ended June 30, 2010	Year Ended June 30, 2009	Period June 2, 2008 (Inception) to June 30, 2010
Expected Tax at 35%	$(186,886)	$(15,320)	$(207,909)
Stock Based Compensation	14,503	-	14,503
Donated Expenses	210	840	1,120
Increase in Valuation Allowance	172,173	14,480	192,286
Income Tax Provision	$-	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred tax assets and liabilities are as follows:

	June 30, 2010	June 30, 2009
Net Operating Loss Carryforward	$192,286	$20,113
Valuation Allowance	(192,286)	(20,113)
Net Deferred Tax Assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely that not that a deferred tax asset of $192,286 at June 30, 2010 attributable to the future utilization of the net operating loss carryforward of $549,389 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $16,096 in 2028, $41,371 in 2029 and $491,922 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

People’s Republic of China

Enterprise Income Tax

On March 16, 2007, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law (the “New EIT Law”), which, together with its related implementation rules issued by the PRC State Council on December 6, 2007, became effective on January 1, 2008.  The New EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations.

Under the New EIT Law, the preferential tax treatment for encouraged enterprises located in western China and certain industry-oriented tax incentives are still available.  Companies located in western China are taxed at a preferential income tax rate of 15%.  Foreign invested enterprises engaged in energy transportation are also taxed at a preferential income tax rate of 15%.

In addition, pursuant to the Notice on the Execution of the Catalogue of Public Infrastructure Projects Entitled for Preferential Tax Treatment, an enterprise set up after January 1, 2008 and engaged in public infrastructure projects is entitled to a tax holiday of a three-year full exemption followed by a three-year 50% exemption commencing from the first year it generates operating income.  Accordingly, each of our potential Wind Projects which have obtained government approval on or after January 1, 2008 and is operated by a Chinese enterprise is fully exempted from EIT for three years starting from the year when operating income is first derived from the sales of wind electricity, and is 50% exempted from EIT for three years thereafter.

In addition, pursuant to the New EIT Law, starting from January 1, 2008, dividends and interest payable to foreign investors are subject to a 10% withholding tax (unless the foreign investor’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement, and the preferential tax rate is approved by the competent authorities).

Value Added Tax

Enterprises or individuals who sell products, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax rate applicable to the Company is 6% of the gross sales price. No credit is available for VAT paid on the purchases.

NOTE 10 – DISCONTINUED OPERATIONS

The Company’s management agreed to a plan for disposal of the Company’s gourmet seasonings business segment. In accordance with ASC 360-45-9, the Company met the conditions for classifying the assets and liabilities of the business segment and assets to be disposed of, as assets of discontinued operations, on November 9, 2009. The assets and liabilities of the discontinued operations of the gourmet seasonings business segment have been aggregated and presented as separate line items in the Company’s balance sheets for each period presented.  The results of operations of the discontinued operations have been aggregated and presented as a separate line item in the statements of operations for each period presented.

Assets of Discontinued Operations

Assets of discontinued operations as of June 30, 2010 and June 30, 2009 are detailed in the table below.

	As of
	June 30, 2010	June 30, 2009
Deferred License Fee, net	$-	$4,000
Total Assets of Discontinued Operations	$-	4,000

Liabilities of discontinued operations as of June 30, 2010 and June 30, 2009 are detailed in the table below.

	June 30, 2010	June 30, 2009
Accounts Payable and Accrued Expenses	$-	$-
Total Liabilities of Discontinued Operations	$-	$-

The results of operations of the discontinued operations presented in the statements of operations for the years ended June 30, 2010 and 2009 are detailed in the table below:

	Years Ended
	June 30, 2010	June 30, 2009
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Amortization of Deferred License Fee	(4,000)	(4,000)
Net Loss	$(4,000)	$(4,000)

The Company amortized the remaining $4,000 carrying value of the deferred license fee during the year ended June 30, 2010. As a result, the Company does not expect the discontinued operations to have any impact on the Company’s operations for the year ended June 30, 2011 or for any year thereafter.

NOTE 11 - SUBSEQUENT EVENTS

Wind Projects

On July 30, 2010, the Company entered into a Letter of Intent with Beijing Tongchuang Hengyuan Technology Development Company (“BTH”), a PRC company, whereby the parties agreed to the joint development of a wind farm project in the Ningxia Hui Autonomous Region in China.  The Letter of Intent provides for the Company’s investment of up to $20,000,000 in the project and a definitive agreement to be executed upon satisfactory completion by the Company of due diligence of the project (which has not yet been completed).

On August 13, 2010, the Company entered into a Letter of Intent with Taitong Energy Limited (“Taitong”), a PRC company, whereby the parties agreed to the joint development of a wind farm project in the Yunnan Province in China.  The Letter of Intent provides for the Company’s investment of up to $20,000,000 in the project and a definitive agreement to be executed upon satisfactory completion by the Company of due diligence of the project. On October 10, 2010, the Company terminated the binding letter of intent with Taitong for a wind farm development in Yunnan Province, in the PRC.

Execution of Agreements with Officers and Directors

On September 15, 2010, the Company entered into a Consulting Agreement with Xiaobu Liu, the Company’s Chief Executive Officer (the “Liu Agreement”). The Liu Agreement includes cash compensation of $10,000 per month. In addition, the Consulting Agreement granted stock award of 750,000 immediately issuable shares subject to vesting provisions over a thirty-six month term ending on September 1, 2013, which are returnable if the vesting provisions are not met.  The agreement may be terminated by either party upon 30 days prior written notice to the other party. In addition, Mr. Liu will receive an annual cash bonus of $30,000 based upon successful execution of the Company’s business plan and 1,000 shares of the Company’s common stock for every megawatt of electrical power production capacity the Company successfully installs in the PRC.

On September 15, 2010, the Company entered into a Stock Option Agreement with Marcus Laun, a member of the Company’s Board of Directors (the “Laun Option Agreement”). The Laun Option Agreement includes the right to purchase a total of 2,500,000 shares of the Company’s common stock at an exercise price of $0.26. The Laun Option Agreement is subject to vesting provisions over a thirty-six month term ending on September 15, 2013. Mr. Laun's option to purchase the common stock expires on September 15, 2020.

On August 11, 2010, the Company entered into a Consulting Agreement with Fred Loh, the Company’s Vice President of Finance (the “Loh Agreement”). The Loh Agreement includes cash compensation of $10,000 per month ($5,000 payable each month, $5,000 accruable each month which are payable at such time as the Company completes a capital raise in excess of $250,000), an initial fully vested stock award of 50,000 shares of the Company’s common stock and an additional stock award of 300,000 shares subject to vesting provisions over a thirty-six month term ending on August 11, 2013.  The agreement may be terminated by either party.

Resignations and Appointments of Members of the Board of Directors

On September 15, 2010, Mr. Xiaoping Han resigned as Director, President, and Chief Executive Officer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act . Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of the most recent fiscal year ended June 30, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our June 30, 2010 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of:

1.	Document retention and control

2.	The lack of a formalized process for the approval for the disbursement of cash to pay vendor bills

Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and positions, of our executive officers, directors and other key personnel.

NAME	AGE	POSITION
Xiaobu Liu	63	Chief Executive Officer, Chairman of the Board of Directors
James T. Crane	34	Chief Financial Officer
Frank Wang	34	Senior Project Manager
Fred Loh	40	Vice President, Finance
Marcus Laun	42	Director
James Ping Xu	45	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Xiaobu Liu, Chief Executive Officer and Chairman of the Board of Directors. Mr. Liu, 63, joined the Company in September 2010. Mr. Liu worked for Huaneng Group for 20 years. Huaneng Group is the largest power generation enterprises in China and is an early adopter of wind power with over 2,800MW of wind power capacity and plans to increase wind power capacity to 20,000MW by 2020.  Mr. Liu was the team leader of Clean Development Mechanism (“CDM”) power projects with overall responsibility for new renewable energy developments and their submission for approval. Mr. Liu was also responsible for the construction of large thermal and medium-sized hydroelectric power projects and financial management related to projects in more than 20 provinces within China. Mr. Liu is experienced in large power project financing, infrastructure, financial management, price management and plant operations and management. In 2007 after a long successful career, Mr. Liu retired as the Vice President of Huaneng New Energy Industrial Co., a subsidiary of Huaneng Group, engaged in wind power generation. Mr. Liu received a degree in Chemistry from Beijing Institute of Education.

James T. Crane –- Chief Financial Officer.  Mr. Crane, 34, has served as our Chief Financial Officer since June 2010.  From May 1999 to present, Mr. Crane has been the President, sole director and owner, of J. Crane & Company, Limited, a professional services firm that he founded in May 1999 and which provides various public company services involving financial, accounting and investor communications matters.  From October 2007 to present, Mr. Crane has been the Chief Financial Officer of Subaye, Inc., a company located in Guangzhou City, China, which operates in Asia and primarily provides internet-based marketing and cloud computing products to the emerging markets of the People’s Republic of China.  In addition, from June 2009 to June 2010, Mr. Crane was the Chief Financial Officer of Longwei Petroleum Investment Holding Limited, a company that operates in Shanxi Province in the People’s Republic of China and is a wholesale distributor of finished petroleum products serving a select group of customers comprised of gas stations and coal power plants. From 2007 to 2008, James Crane served as a director of Commerce Planet, Inc.  From 2006 to 2007, Mr. Crane served as a director of Planetlink Communications, Inc.

Frank Wang – Senior Project Manager. Mr. Wang, 34, joined the Company in September 2010. Prior to joining the Company, Mr. Wang served as a site manager for Suzlon Energy Limited where his extensive experience included the supervision of the development of multiple wind farms in Inner Mongolia, China. At Suzlon, Mr. Wang was an integral part of the due diligence team for decisions around optimal site-design and the turbine selection process. Prior to Suzlon, Mr. Wang worked for BASF-YPC Limited where he spent 4 years as the project manager for multiple petrochemical related installations. Mr. Wang received his B.S. in Civil Engineering from the University of Science and Technology of the P.L.A.

Frederick Loh – Vice President of Finance.  Mr. Loh, 40, has served as our Vice President of Finance since 2010. Mr. Loh has 18 years of experience in the financial sector, specializing in Fixed-Income Investments and Strategy. As a senior investment professional at JP Morgan Asset Management, Mr. Loh oversaw multi-billion dollar portfolios of Investment-Grade Fixed Income assets including complex structured and derivative products. He was a Managing Director at JP Morgan and at Bear Stearns Inc. Mr. Loh also spent several years as a VP of Trading in the Capital Markets division at both Chase Inc. and Merrill Lynch Inc. where he was focused on cashflow valuation and hedging techniques for high quality U.S. fixed income-related products. Mr. Loh received a BS degree in Finance from the Sloan School of Management at M.I.T.

Marcus Laun – Director.  Mr. Laun, 42, has served as our Director since 2009.  Mr. Laun is a senior banker at Wynston Hill Capital, LLC where he is responsible for all aspects of capital raising and advisory engagements for micro- and small-cap ventures.  Mr. Laun currently serves on the Board of Directors of GC China Turbine Corp. and as a director of Clarus Capital (HK) Ltd.  From 2004 through 2008, Mr. Laun held various positions at Knight Capital Group including serving as managing director and director.  From 2000-2004, Mr. Laun was founder and Chief Executive Officer of Hype (USA) Inc. which controlled the exclusive rights to HYPE Energy Drink in North America.  Prior to this, Mr. Laun was a Vice President of corporate finance at Brean Murray & Co., Inc. and a research analyst at Greenwich High Yield LLC and Mendham Capital Group LLC.  Mr. Laun received a Masters in Business Administration degree from Columbia Business School and received a Bachelor of Science degree from Cornell University.

James Ping Xu – Director. Mr. Xu, 45, has 26 years of experience in the financial sector, including extensive familiarity with private equity and venture capital businesses, direct investments, accounting and auditing and investment banking services with top multinational and government organizations. From 2001 to 2006, Mr. Xu served as Managing Director and Chief Representative in Shanghai for H&Q Asia Pacific Limited.  From 1998 to 1999, Mr. Xu served as Corporate Finance Director and Head of China for HSBC Investment Bank Asia Limited. From 1996 to 1998, Mr. Xu served as Vice President for J.P. Morgan Securities Asia Ltd. From 1989 to 1993, he served as an Audit Senior for KPMG Peat Marwick in London. From 1983 to 1985 and 1986 to 1989, Mr. Xu served as Division Chief for the Audit Administration of the People’s Republic of China.

Meetings of the Board of Directors

The Board of Directors held no meetings during fiscal year ended June 30, 2010.

Board Leadership Structure

The Board of Directors believes that Mr. Liu’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Liu possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

·
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

·
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 Board Committees; Corporate Governance

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not currently have an audit committee. We expect our Board of Directors to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange.

The Company does not have an audit committee financial expert.

Director Independence

In determining the independence of its Directors, the Company uses the definition of independence adopted by the NASDAQ Stock Market.  Based on the NASDAQ standards, the Board of Directors has determined that none of the three members of our board of directors are independent.

Code of Ethics

We have adopted a Code of Ethics for our Senior Financial Officers and for all of our employees. We shall, without charge, provide to any person, upon request, a copy of our Code of Ethics for our Senior Financial Officers. All such requests should be mailed to: Far East Wind Power Corp. Wangzuo Center, West Tower, Suite 1608, Guanghua Road, Chaoyang District, Beijing, China 100020.

As required by SEC rules, we will report within five business days the nature of any change or waiver of our Code of Ethics for our Senior Financial Officers.

Item 11. Executive Compensation.

The following table presents a summary of the compensation paid to our executive officers during the fiscal years ended June 30, 2010 and 2009. Except as listed below, there were no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Xiaobu Liu,	2010	$0	0	0	0	0	0	0	$0
Chief Executive Officer, Director (1)	2009	0	0	0	0	0	0	0	0

James Crane,	2010	12,367	0	7,706	0	0	0	0	20,073
Chief Financial Officer, principal Accounting Officer (2) ***	2009	0	0	0	0	0	0	0	0

Xiaoping Han, Former Chief Executive Officer,	2010	0	0	4,008	0	0	0	0	4,008
Director (3)	2009	0	0	0	0	0	0	0	0

Xu Ping, Former Chairman of the Board (4)	2010	0	0	8,017	0	0	0	0	8,017
	2009	0	0	0	0	0	0	0	0

(1) Xiaobu Liu was hired on September 15, 2010.  Mr. Liu receives cash compensation equal to $10,000 per month and was awarded 750,000 shares of common stock as compensation through September 1, 2013. Additional shares of common stock are potentially issuable to Mr. Liu should certain events occur subsequent to September 1, 2010 such as the installation of electrical power producing assets in the PRC.

(2) James Crane was hired on June 24, 2010.  Mr. Crane receives cash compensation equal to 68,000 Renminbi (approximately $10,000) per month subject to adjustment should the Company’s financial position reach certain milestones and was awarded an initial signing bonus of 68,000 Renminbi (approximately $10,000) as well as 650,000 shares of common stock as compensation through June 24, 2013. Additional shares of common stock are potentially issuable to Mr. Crane should certain events such as a listing on a stock exchange occur in the future, or a stock issuance to investors in a debt or equity offering or similar transaction occur subsequent to June 24, 2010.

(3) Xiaoping Han was hired on June 17, 2010.  Mr. Han does not receive cash compensation and was awarded 150,000 shares of common stock as compensation through June 17, 2011.

(4) Xu Ping was hired on June 17, 2010.  Mr. Ping does not receive cash compensation and was awarded 300,000 shares of common stock as compensation through June 17, 2011.

*** Mr. Crane is compensated through his professional services firm J. Crane & Company, Limited. The figures included herein represent compensation paid to Mr. Crane directly or to J. Crane & Company, Limited.

Director Compensation

The Company’s directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

However, the Company entered into a contingent fee arrangement with Marcus Laun, a member of the Board of Directors such that if and once cash proceeds of at least $50,000,000 are received from a debt or equity offering and the Company’s stock meets certain trading volume threshold, Mr. Laun, is entitled to receive a total of 1,000,000 shares of the Company’s common stock.

On September 15, 2010, the Company also awarded Mr. Laun an option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.26 per share. The option is subject to a vesting schedule over the three years ended September 15, 2013.

Director Compensation Agreements

The Company’s members of the board of directors were not compensated for board services rendered to the Company during the reporting period.

Employment Agreements

The Company has entered into employment agreements with its officers. The terms of the employment have been disclosed above.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Indemnification of Officers And Directors

We indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he/she is or was a director or officer of our Company, or served any other enterprise as director, officer or employee at our request. Our board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was our employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 15, 2010, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group..

 We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. As of October 15, 2010 there were 42,275,000 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Marcus Laun	3,500,000	8.28%

Xiaobu Liu	750,000	1.77%

James Crane	650,000	1.54%

Directors and Executive Officers as a Group	4,900,000	11.59%

5% Shareholders

Sierra Growth, Inc.	4,920,000	11.64%

John Carrington	3,000,000	7.10%

* Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

  Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for the years ended June 30, 2010 and 2009 and quarterly reviews of the financial statements included in the Company's Forms 10-K and 10-Q for the periods ending during fiscal 2010 and 2009 were $18,460 and $11,918, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2010 and 2009.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2010 and 2009 were $0.

PART IV

Item 15.  Exhibits.

(a)          Exhibits

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation to change the Company’s name from “Celestial Delights U.S.A., Inc.” to “Far East Wind Power Corp.” (2)

3.2	Bylaws (1)

10.1	Letter of Intent, dated January 6, 2010, by and between the Company and Han Wind Energy Corporation, a British Virgin Island Corporation (3)

10.2	Far East Wind Power Corp. Restricted Stock Award Agreement (4)

10.3	Consulting Agreement, dated June 24, 2010, by and between Far East Wind Power Corp. and J Crane & Company Limited (5)

10.4	Letter of Intent dated June 30, 2010, by and between Far East Wind Power Corp., Heilongjiang Defeng Investment Co., Ltd. and Heilongjiang Ruihao Technology Group Co., Ltd. (6)

10.5	Letter of Intent dated July 30, 2010, by and between Far East Wind Power Corp. and Beijing Tongchuang Hengyuan Technology Development Company. (7)

10.6	Consulting Agreement dated August 11, 2010, made by and between Far East Wind Power Corp and Fred Loh (8)

10.7	Letter of Intent dated August 13, 2010, by and between Far East Wind Power Corp. and Taitong Energy Limited. (9)

10.8	Service Agreement, dated September 1, 2010, by and between Far East Wind Power Corp. and Liu Xiaobu. (10)

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002*++

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002++*

(1)	Filed as an exhibit to the Company’s registration statement on Form S-1, as filed with the Securities and Exchange Commission on September 8, 2008, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 7, 2010, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2010, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2010, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2010, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 30, 2010, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2010, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2010, and incorporated herein by this reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2010, and incorporated herein by this reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 21, 2010, and incorporated herein by this reference

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAR EAST WIND POWER CORP.

Date: October 18, 2010	By:	/s/ Xiaobu Liu
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 18, 2010	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Crane, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Xiaobu Liu	Chairman of the Board of Directors, Chief Executive Officer and President	October 18, 2010
Xiaobu Liu	(Principal Executive Officer and Director)

/s/ James Crane	Chief Financial Officer	October 18, 2010
James Crane	(Principal Financial and Accounting Officer)

/s/ Fred Loh	Vice President, Finance	October 18, 2010
Fred Loh

/s/ Marcus Laun	Director	October 18, 2010
Marcus Laun

/s/ James Ping Xu	Director	October 18, 2010
James Ping Xu