Form 10-Q
period 2010-09-30
Far East Wind Power Corp.
filed 2010-11-23
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐No ☒

As of November 22, 2010, the registrant had 43,650,000 shares of its common stock issued and outstanding.

Far East Wind Power Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	June 30,
	2010	2010

ASSETS

Current Assets
Cash	$85,000	$-
Prepaid Expenses	6,795	8,142
Deposit Made in Connection with TianHe Wind Farm Letter of Intent, Net of Allowance for Doubtful Recoverability	-	-
Total Current Assets and Total Assets	$91,795	$8,142

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$272,589	$91,892
Debt, including Accrued Interest of $18,082 and $8,781 at September 30, 2010 and June 30, 2010	526,540	417,239
Total Current Liabilities and Total Liabilities	799,129	509,131

Stockholders' Deficiency
Preferred Stock, $0.00001 Par Value; 100,000,000 Shares Authorized, None Issued and Outstanding
Common Stock, $0.00001 Par Value; 100,000,000 Shares Authorized, Issued and Outstanding 43,650,000 and 42,275,000 Shares at September 30, 2010 and June 30, 2010	436	423
Additional Paid-in Capital	1,562,614	899,377
Deferred Stock Based Compensation	(1,157,304)	(806,763)
Deficit Accumulated During the Development Stage	(1,113,080)	(594,026)
Total Stockholders' Deficiency	(707,334)	(500,989)
Total Liabilities and Stockholders' Deficiency	$91,795	$8,142

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Operations

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period From June 2, 2008 (Inception) to September 30, 2010

Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating Expenses
Provision for Doubtful Recoverability of Deposit Made in Connection with TianHe Wind Farm Letter of Intent	-	-	200,000
Executive Compensation	220,258	-	238,730
Professional Fees	65,932	-	246,598
General and Administrative	223,563	11,874	401,670
Total Operating Expenses	509,753	11,874	1,086,998
Loss From Operations	(509,753)	(11,874)	(1,086,998)
Interest Expense	(9,301)	-	(18,082)
Loss From Continuing Operations	(519,054)	(11,874)	(1,105,080)
Loss From Discontinued Operations	-	(1,000)	(8,000)
Net Loss	$(519,054)	$(12,874)	$(1,113,080)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	-	(0.00)
Total	$(0.01)	$(0.00)

Number of Common Shares Used to Compute Net Loss Per Share
Basic and Diluted	42,630,163	89,120,000

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period From June 2, 2008 (Inception) to September 30, 2010
Cash Flows From Operating Activities
Net Loss	$(519,054)	$(12,874)	$(1,113,080)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Provision for Doubtful Recoverability of Deposit Made
in Connection with TianHe Wind Farm Letter of Intent	-	-	200,000
Expenses Paid by Third Parties in Exchange for Debt	-	-	208,458
Unpaid Accrued Interest on Debt	9,301	-	18,082
Amortization of Deferred Stock Based Compensation	312,709	-	354,146
Donated Expenses	-	600	3,200
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	180,697	10,835	268,101
Prepaid Expenses	1,347	-	(6,795)
Net Cash Used in Operating Activities	(15,000)	(1,439)	(67,888)

Cash Flows From Financing Activities
Proceeds From Related Party	-	149	4,488
Proceeds From Debt Offering	100,000	-	100,000
Proceeds From Sales of Common Stock	-	-	48,400
Net Cash Provided by Financing Activities	100,000	149	152,888

Cash Flows From Discontinued Operations
Payment for License Fee	-	-	(8,000)
Amortization of License Fee	-	1,000	8,000
Net Cash Provided by Discontinued Operations	-	1,000	-

Increase (Decrease) in Cash	85,000	(290)	85,000
Cash, Beginning of Period	-	290	-

Cash, End of Period	$85,000	$0	$85,000

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Investing and Financing Activity:
Deposit Made in Connection with TianHe Wind Farm Letter of Intent in Exchange for Promissory Note	$-	$-	$200,000

The accompanying notes to the financial statements are an integral part of these financial statements

FAR EAST WIND POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND ORGANIZATION

Far East Wind Power Corp. (“Far East” or the “Company”) plans to engage in the development, construction and operation of utility-scale wind energy projects (“Wind Projects”), principally in the People’s Republic of China (“PRC”) (See Notes 4 and 7). The Company is intent on taking advantage of the numerous financial and operating incentives afforded to clean energy projects, namely Wind Projects, within the PRC.  Far East is a corporation organized under the laws of the State of Nevada.

On June 9, 2009, the Company effectuate an 8 for 1 forward stock split, thereby increasing the issued and outstanding shares of common stock from 11,140,000 shares to 89,120,000 shares. The financial statements have been retroactively adjusted to reflect this forward stock split.

NOTE 2 –LIQUIDITY AND GOING CONCERN

The Company began operations in June 2008. Operations related to Wind Projects began in November 2009 and substantial losses were generated through September 30, 2010. These losses are primarily related to the costs incurred to develop a workable legal and business structure within the PRC, develop contacts related to the business within and outside of the PRC, and for business development efforts related to potential projects within the PRC. Additionally, the Company’s project with Wuhan Guoce Nordic New Energy Co., Ltd. (“Wuhan Guoce”) has not proceeded after the initial terms were set on March 22, 2010 and Far East can not be certain the Wind Project with Wuhan Guoce will ever commence and if revenue will ever be earned by the Company from a transaction with Wuhan Guoce. The principal impediment to the project going forward centered on the Company’s inability to line up the $20,000,000 of financing called for by a Letter of Intent executed between Wuhan Guoce and the Company within the specified time period. As a result, the Company has provided for a full potential loss on its deposit with Wuhan Guoce of $200,000, which was paid on behalf of the Company via bridge financing in April 2010 by Quarry Bay Capital LLC (see Note 4).

The Company has been financed thus far by its former sole executive officer as well as investment oriented entities with whom the Company’s officers and directors have previously conducted business with. Future financing from these entities are not guaranteed and the Company’s management is not expecting these creditors to continue to provide financing to Far East. These entities as creditors have the right to request payment of the outstanding promissory notes owed to them. Should the Company fail to have adequate capital to repay these promissory notes, the creditors could seek legal remedies against the Company, which could force the Company to curtail operations and possibly discontinue operations entirely. The Company’s management is conducting weekly, if not daily, discussions with these creditors and is hopeful of a positive outcome from these discussions.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2010, the Company had negative working capital and a stockholders’ deficiency of $707,334. Further, the Company has not generated any revenues and incurred $1,113,080 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining debt or equity financing. If the Company is successful in obtaining debt or equity financing, the Company’s management is intent on investing in Wind Projects and is anticipating each of the Company’s potential Wind Projects will result in significant operating cash flows, in excess of net profits, as reportable under accounting principles generally accepted in the United States of America (“GAAP”). Cash flows are expected to be in excess of net profits as reported under GAAP as a result of the significant depreciation associated with Wind Projects. However, there is no assurance that the Company will be successful in accomplishing its objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3–INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the three months ended September 30, 2010 have been prepared in accordance with GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three months ended September 30, 2010 and 2009, and the period June 2, 2008 (inception) to September 30, 2010.

The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2010 as included in our report on Form 10-K (which was filed with the SEC on October 18, 2010).

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

NOTE 4 – DEPOSIT MADE IN CONNECTION WITH TIANHE WIND FARM LETTER OF INTENT

On March 22, 2010, the Company entered into a Letter of Intent (the “LOI”) with Wuhan Guoce, a People’s Republic of China company, where the Company was to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” in exchange for cash consideration totaling approximately $2,211,900 (15,000,000Renminbi). The LOI, which is to become effective upon the date the Company receives at least $20,000,000 in financing (the “Effective Date”), provided for payments by the Company of approximately $294,920 (RMB 2,000,000) within 4 business days, $442,380 (RMB 3,000,000) within 8 business days, and $1,474,600 (RMB 10,000,000) remaining balance on the Effective Date. On April 13, 2010 a payment of $200,000 was made on behalf of the Company to Wuhan Guoce as a first installment on the LOI. As of the filing date of this Form 10-K, the Effective Date has not occurred and the Company has not paid any additional installments to Wuhan Guoce. The Company plans to renegotiate and develop a revised LOI should the Company successfully raise capital in excess of $20,000,000, which can not be assured at this time.

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

The following table provides the details of the deposit on contract:

	As of
	September 30, 2010	June 30, 2010
Deposit Made in Connection with TianHe Wind Farm Letter of Intent	$200,000	$200,000
Allowance for Doubtful Recoverability	(200,000)	(200,000)
Deposit, Net	$-	$-

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses as of September 30, 2010 and June 30, 2010 consisted of the following:

	As of
	September 30, 2010	June 30, 2010
Professional Service Providers	$124,957	$67,899
Related parties
Other
LeemaNakhani, Former Officer	4,867	4,867
Other	142,765	19,126
Total	$272,589	$91,892

NOTE 6–DEBT, INCLUDING ACCRUED INTEREST

Debt including accrued interest, consisted of:

	September 30, 2010	June 30, 2010
Promissory notes payable to Coach Capital LLC (“Coach”) issued in January and February 2010 in consideration of Coach’s payments of operating expenses on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	$88,959	$88,959
Promissory notes payable to Quarry Bay Capital LLC (“Quarry Bay”) issued between march and May 2010 in consideration of Quarry Bay’s payments of operating expenses ($50,694 total) and a deposit paid in connection with the Wuhan GuoceTianHe Letter of Intent (see Note 4) dated March 22, 2010 ($200,000) on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	250,694	250,694
Promissory note payable to Quarry Bay dated September 3, 2010 ($100,000) on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	100,000	-
Amount due to Coach for Coach’s payments of operating expenses in the fiscal year ending June 30, 2010 on behalf of the Company, interest at 0%, due on demand, expected to be replaced with a convertible promissory note	68,805	68,805
Accrued Interest Payable to Coach and Quarry Bay	18,082	8,781
Total	526,540	417,239
Less Current Portion of Debt and Accrued Interest	(526,540)	(417,239)
Long Term Portion of Debt and Accrued Interest	$-	$-

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

On July 30, 2010, the Company entered into a Letter of Intent with Beijing Tongchuang Hengyuan Technology Development Company (“BTH”), a PRC company, whereby the parties agreed to the joint development of a wind farm project in the Ningxia Hui Autonomous Region in China.The Letter of Intent provides for the Company’s investment of up to $20,000,000 in the project and a definitive agreement to be executed upon satisfactory completion by the Company of due diligence of the project (which has not yet been completed).

On June 30, 2010, the Company entered into a Letter of Intent with Heilongjiang Defeng Investment Co., Ltd. ("Defeng"), a PRC company, and Heiloongjiang Ruihao Technology Group Co., Ltd. ("Ruihao"), a PRC company, to acquire a 84% ownership interest in a Defeng subsidiary with interests in three wind farms in the PRC for 140,000,000 RMB (approximately $20,644,400 translated at the June 30, 2010 exchange rate) and to provide financing of up to 100,000,000 RMB (approximately $14,476,000 translated at the June 30, 2010 exchange rate) to assist in Ruihao's development of four additional wind farms in the PRC. This letter of intent provided for a definitive agreement to be executed by July 24, 2010 and the Company's payment of the 140,000,000 RMB by July 31, 2010, neither of which occurred. As of October 15, 2010, the Company had informed Defeng that it will not proceed with the planned acqusition of the 84% ownership in TianyiFengyuan. Ruihao Project A and Ruihao Project B, but are still under consideration by the Company. Negotiations with Ruihao have been delayed until and if the Company completes a significant capital raise in excess of $20,000,000. There can be no assurance that these Wind Projects will ever materialize.

On March 22, 2010 (see Note 4), the Company entered into a Letter of Intent with Wuhan Guoce Nordic Energy Co., Ltd. (“Wuhan Guoce”), a PRC company, to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” for cash consideration totaling 15,000,000 RMB (approximately $2,211,900 translated at the June 30, 2010 exchange rate). Due to the Company’s failure to make the first two required payments under the Letter of Intent totaling 5,000,000 RMB (approximately $737,300 translated at the September 30, 2010 exchange rate), this letter of intent has not progressed to a definitive agreement.

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

Consulting Agreement

On June 24, 2010, the Company entered into a Consulting Agreement with J Crane & Company Limited (the "Consultant"). The agreement provides for the Consultant to serve as the Company's Chief Financial Officer and to perform the customary duties and responsibilities implied by such position. The term of the agreement is three years; however, either party may terminate the agreement upon 30 days prior written notice to the other party. In addition to common stock awards (see Note 8), the agreement provides for the Company to pay the Consultant an initial fee of 68,000 RMB (approximately $10,038 translated at the September 30, 2010 exchange rate) and to accrue monthly fees of 68,000 RMB (approximately $10,038 translated at the September 30, .2010 exchange rate) thereafter, which are payable to the Consultant at such time as the Company completes a capital raise in excess of $250,000. For the three months ended September 30, 2010 the Company incurred $30,137 of fees, included within Executive Compensation in the Statement of Operations due under the Consulting Agreement, which are included within Accounts Payable and Accrued Expenses at September 30, 2010.

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

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of September 30, 2010, no shares of the Company’s preferred stock and 43,650,000 shares of the Company’s common stock were issued and outstanding.

On September 16, 2010, the Company entered into a Consulting Agreement with a third party marketing and investor relations service provider. The Consulting Agreement includes cash compensation of $6,500 per month and a stock award of 200,000 shares valued at $52,000.

On September 15, 2010, the Company entered into a Consulting Agreement with Xiaobu Liu, the Company’s Chief Executive Officer (the “Liu Agreement”). The Liu Agreement includes cash compensation of $10,000 per month and a stock award of 750,000 shares valued at $195,000, subject to vesting provisions over a thirty-six month term ending on September 1, 2013.  The agreement may be terminated by either party upon 30 days prior written notice to the other party.

On September 15, 2010, the Company entered into a Stock Option Agreement with Marcus Laun, a member of the Company’s Board of Directors (the “Laun Option Agreement”). The Laun Option Agreement includes the right to purchase a total of 2,500,000 shares of the Company’s common stock at an exercise price of $0.26. The Laun Option Agreement was valued at $242,750 and is subject to vesting provisions over a thirty-six month term ending on September 15, 2013.

On September 15, 2010, Mr. Xiaoping Han resigned as Director, President, and Chief Executive Officer of the Company. The Company has continued to record stock based compensation associated with Mr. Han’s common stock award and will continue to do so until separation terms are agreed to with Mr. Han.

On September 15, 2010, the Company entered into a Consulting Agreement with Frank Wang, the Company’s Senior Project Manager (the “Wang Agreement”). The Wang Agreement includes cash compensation of $2,000 per month and a stock award of 75,000 shares valued at $19,500, subject to vesting provisions over a thirty-six month term ending on September 1, 2013.  The agreement may be terminated by either party upon 30 days prior written notice to the other party.

On August 11, 2010, the Company entered into a Consulting Agreement with Fred Loh, the Company’s Vice President of Finance (the “Loh Agreement”). The Loh Agreement includes cash compensation of $10,000 per month ($5,000 payable each month, $5,000 accruable each month which are payable at such time as the Company completes a capital raise in excess of $250,000), an initial fully vested stock award of 50,000 shares of the Company’s common stock and an additional stock award of 300,000 shares subject to vesting provisions over a thirty-six month term ending on August 11, 2013.  These stock awards were valued at $154,000 in total. This agreement may be terminated by either party.

On June 24, 2010, the Company entered into a Restricted Stock Award Agreement with J Crane & Company, Limited, an entity controlled by the Company's Chief Financial Officer (the "Crane Agreement"). The Company granted 3 Crane & Company, Limited a total of 650,000 shares of the Company's common stock. A total of 250,000 shares of the Company's common stock will vest over the six month period ending December 24, 2010, while an additional 400,000 shares of the Company's common stock will vest over the thirty six month period ending June 24, 2013. The Company valued these stock awards at $474,500 and recorded amortization of stock based compensation of $7,705 for the year ended June 30, 2010. The 650,000 restricted shares were issued to 3. Crane and Company, Limited on June 24, 2010. The Crane Agreement contains an additional stock award of 150,000 shares of common stock which shall only be earned if the Company's common stock is successfully listed on a stock exchange. The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the stock award for a successful listing on a stock exchange until such time as the vesting requirements have been met. Additionally, subject to certain exceptions, in the event that the Company issues additional shares of common stock for an equity or debt financing, the Company will be required to issue additional shares of common stock in accordance with the Crane Agreement such that 3 Crane & Company, Limited will continue to own at least 1% of the Company's total outstanding common stock. The right to receive additional shares of common stock in connection with the Crane Agreement will terminate upon the earlier of (0 the Company achieving at least $50,000,000 in revenues on an annualized basis or (ii) reporting at least $100,000,000 in assets on its balance sheet. The Crane Agreement also provides for certain termination and change of control benefits whereby if the Crane Agreement were to be terminated or there was a change of control of the Company, as defined within the Crane Agreement, occurred, an acceleration of a portion of the unvested common stock awarded in the Crane Agreement will occur. Upon change of control of the Company, the Crane Agreement allows for full vesting of the stock awards.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Marcus G. Laun, a member of the Board of Directors since November 18, 2009, whereby the Company granted Mr. Laun 1,000,000 shares of the Company's common stock for services rendered (the "Laun Agreement"). The Laun Agreement provides for vesting requirements such that the common stock will not vest until such time as the Company has completed equity or debt financings subsequent to June 17, 2010 that result in aggregate proceeds to the Company of at least $50,000,000 and the average daily trading share volume over any preceding consecutive thirty day period is at least 100,000 shares, as reported by the NASDAQ. The Laun Agreement states that the common stock will be forfeited in total if the vesting criterion has not been met and Mr. Laun is no longer working for the Company. The 1,000,000 in restricted shares were issued to Marcus Laun on June 17, 2010, The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the Laun Agreement until such time as the vesting requirements have been met.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Xu Ping, a member of the Board of Directors since November 23, 2009. The Company granted Mr. Xu a total of 300,000 shares of the Company's common stock. The common stock will vest over the twelve month period ending June 17, 2011. The 300,000 restricted shares were issued to Mr. Xu on June 17, 2010. The Company valued this stock award at $222,000 and recorded amortization of stock based compensation of $8,017 for the year ended June 30, 2010.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Han Xiaoping, the Company's Chief Executive Officer and a member of the Board of Directors from March 18, 2010 to September 15, 2010. The Company granted Mr. Han a total of 150,000 shares of the Company's common stock. The common stock was to vest over the twelve month period ending June 17, 2011. The 150,000 restricted shares were issued to Mr. Han on June 17, 2010. The Company valued this stock award at $111,000 and recorded amortization of stock based compensation of $4,008 for the year ended June 30, 2010.

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

On February 17, 2010, Neema Lakhani, the Company's former president, returned 49,000,000 shares of the Company's common stock to treasury, in connection with her resignation on September 21, 2009, as an officer and director of the Company. As a result, the number of shares of the Company's common stock outstanding was reduced from 89,120,000 to 40,120,000.

On September 12, 2008, the Company filed a Registration Statement on Form S-1 with the United Sates Securities and Exchange Commission, which was declared effective on September 23, 2008, to register 33,120,000 shares for resale by existing shareholders of the Company at a price of $0.00125 per share until such time as the shares of the Company's common stock start trading on the OTC Bulletin Board or another exchange. The Company does not receive any proceeds from the resale of shares of common stock by the selling stockholders.\

NOTE 9 - INCOME TAXES

United States of America

The Provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes.  The sources of the difference follow:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Period June 2, 2008 (Inception) to September 30, 2010
Expected Tax at 35%	$(181,669)	$(4,506)	$(389,578)
Stock Based Compensation	109,448	-	123,951
Donated Expenses	-	210	1,120
Increase in Valuation Allowance	72,221	4,296	264,507
Income Tax Provision	$-	$-	$-

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

	September 30, 2010	June 30, 2010
Net Operating Loss Carryforward	$264,507	$192,286
Valuation Allowance	(264,507)	(192,286)
Net Deferred Tax Assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely that not that a deferred tax asset of $264,507 at September 30, 2010 attributable to the future utilization of the net operating loss carryforward of $756,544 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $16,906 in 2028, $41,371 in 2029, $491,922 in 2030, and $766,345 in 2031.

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

Assets of Discontinued Operations

Assets of discontinued operations as of September 30, 2010 and June 30, 2010 are detailed in the table below.

	As of
	September 30, 2010	June 30, 2010
Deferred License Fee, net	$-	$4,000
Total Assets of Discontinued Operations	$-	4,000

Liabilities of discontinued operations as of September 30, 2010 and June 30, 2010 are detailed in the table below.

As of
	September 30, 2010	June 30, 2010
Accounts Payable and Accrued Expenses	$-	$-
Total Liabilities of Discontinued Operations	$-	$-

The results of operations of the discontinued operations presented in the statements of operations for the three months ended September 30, 2010 and 2009 are detailed in the table below:

	Three Months Ended
	September 30, 2010	September 30, 2009
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Amortization of Deferred License Fee	-	(1,000)
Net Loss	$-	$(1,000)

The Company amortized the remaining $4,000 carrying value of the deferred license fee during the year ended June 30, 2010. As a result, the discontinued operations will have no impact on the Company’s operations for the year ended June 30, 2011 or for any year thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•  Highlights and Executive Summary

•  Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•  Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Prospectus particularly in "Special Note Regarding Forward-Looking Statements," "Market Data" and "Risk Factors."

Highlights and Executive Summary

For the three months ended September 30, 2010 and September 30, 2009, the Company reported revenues of $0, respectively. Net loss was $519,054 for the year ended September 30, 2010 as compared to a net loss of $12,874 for the three months ended September 30, 2009. The Company discontinued its gourmet seasonings business and incurred substantial expenses in connection with the orhganization of the wind energy business and initial business development activities of the wind energy business.

Results of Operations

Three Months ended September 30, 2010 compared to the three months ended September 30, 2009

Income Statement Items

The following tables set forth key components of the Company’s results of operations for the three months ended September 30, 2010 and 2009, respectively

	June 30,
	2010	2009
Revenues	$-	$-
Costs of Sales	-	-
Gross Profit	-	-
Total Operating Expenses	519,054	11,874
Loss From Continuing Operations Before Income Taxes	(519,054)	(11,874)
Provision for Income Taxes	-	-
Loss From Continuing Operations	$(519,054)	$(11,874)
Loss from Discontinued Operations	-	(1,000)
Net Loss	$(519,054)	$(12,874)
Basic Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Diluted Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Basic Loss Per Share, Discontinued Operations	$(0.00)	$(0.00)
Diluted Loss Per Share, Discontinued Operations	$(0.00)	$(0.00)

Revenues Increased by $0:

Revenues were $0 for the three months ended September 30, 2010 and September 30, 2009, respectively. The Company had no operating Wind Projects during the years ended September 30, 2010 or September 30, 2009.

Costs of Sales Increased by $0:

Costs of sales were $0 for the three months ended September 30, 2010 and September 30, 2009, respectively. The Company had no operating Wind Projects during the three months ended September 30, 2010 or September 30, 2009.

Operating Expenses Increased by $497,879:

For the three months ended September 30, 2010, the Company incurred operating expenses of $509,753 as compared to $11,874 for the three months ended September 30, 2009. The Company recorded executive officer compensation of $220,258, which was inclusive of $180,121 of compensation paid in stock for the three months ended September 30, 2010 as compared to $0 for the three months ended September 30, 2009. The Company also incurred significant professional fees, namely legal fees, during the organization and initial business development efforts for the wind energy business. Professional fees were $65,932 and $0 for the three months ended September 30, 2010 and 2009, respectively. Other selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 totaled $223,563 and $11,874, respectively.

Net Loss Increased by $506,180:

The net loss for the three months ended September 30, 2010 and 2009 totaled $519,054 and $12,874. The Company incurred significant executive officer compensation as well as significant costs associated with the organization of the wind energy business and initial business development activities associated with the wind energy business.

Liquidity and Capital Resources

We do not believe that our currently-available working capital will sustain our operations through the twelve months ending September 30, 2011.

As of September 30, 2010, we had a cash balance of $85,000. We have been funding operations through short term promissory note advances from individuals and entities the Company’s management has previously conducted business with.

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

Net cash used in operations for the three months ended September 30, 2010 was $(15,000). We generated $519,054 in net losses for the three months ended September 30, 2010. A total of $312,709 was related to the amortization of executive officer compensation in the form of stock, as compared to $0 for the three months ended September 30, 2009. Accounts payable increased by $180,697 as a result of an increase in professional fees and other expenses associated with initial business development efforts related to the wind energy business. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended September 30, 2010 and September 30, 2009 was $0.

Net cash provided by financing activities for the three months ended Septembere 30, 2010 and 2009 were $100,000 and $149. In 2010 we received funds from promissory notes to third parties for total cash proceeds of $100,000. In 2009 the Company’s former Chief Executive Officer provided cash advances to the Company of $149.

Net cash provided by discontinued operations for the three months ended September 30, 2010 and 2009 totaled $0 and $1,000, respetively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition in 2010 or 2009.

Capital Requirements

In 2010 and 2009, the Company raised significant financing by issuing promissory notes and equity securities, respectively. Management has determined that additional financing is necessary. However, we may not be able to continue to find adequate sources of financing in the future. Our wind energy business involves very significant capital requirements.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended September 30, 2010 and 2009, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended September 30, 2009 and 2008, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

2.	We will increase management oversight of accounting and reporting functions in the future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

(a)          Exhibits

31.1           Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002

31.2          Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002

32.1          Certification of Principal Executive Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002

32.2          Certification of Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAR EAST WIND POWER CORP.

Date: November 22, 2010	By:	/s/ Xiaobu Liu
Xiaobu Liu
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer

Date: November 22, 2010	By:	/s/ James T. Crane
James T. Crane
Chief Financial Officer
(Principal Financial and Accounting Officer)