Form 10-Q
period 2010-12-31
Far East Wind Power Corp.
filed 2011-02-22
CIK 1444834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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
Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of February 18, 2011, the registrant had 43,650,000 shares of its common stock issued and outstanding.

Far East Wind Power Corp.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash	$9,253	$-
Prepaid Expenses	9,448	8,142
Deposit Made in Connection with TianHe Wind Farm Letter of Intent, Net of Allowance for Doubtful Recoverability	-	-
Total Current Assets and Total Assets	$18,701	$8,142

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$354,249	$91,892
Debt, including Accrued Interest of $29,940 at December 31, 2010 and $8,781 at June 30, 2010	574,306	417,239
Total Current Liabilities and Total Liabilities	928,555	509,131

Stockholders' Deficiency
Preferred Stock, $0.00001 Par Value; 100,000,000 Shares Authorized, None Issued and Outstanding
Common Stock, $0.00001 Par Value; 100,000,000 Shares Authorized, Issued and Outstanding 43,650,000 Shares at December 31, 2010 and 42,275,000 at June 30, 2010	436	423
Additional Paid-in Capital	1,562,614	899,377
Deferred Stock Based Compensation	(866,602)	(806,763)
Deficit Accumulated During the Development Stage	(1,606,302)	(594,026)
Total Stockholders' Deficiency	(909,854)	(500,989)
Total Liabilities and Stockholders' Deficiency	$18,701	$8,142

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Period From June 2, 2008 (Inception) to December 31, 2010

Revenues	$-	$-	$-
Total Revenues	-	-	-

Operating Expenses
Provision for Doubtful Recoverability of Deposit Made in Connection with TianHe Wind Farm Letter of Intent	-	-	200,000
Executive Compensation	541,303	-	559,775
Professional Fees	104,932	2,000	285,598
General and Administrative	344,935	72,220	523,042
Total Operating Expenses	991,170	74,220	1,568,415
Loss From Operations	(991,170)	-	(1,568,415)
Interest Expense	(21,159)	-	(29,940)
Foreign Exchange Gain	53	-	53
Loss From Continuing Operations	(1,012,276)	-	(1,598,302)
Loss From Discontinued Operations	-	-	(8,000)
Net Loss	$(1.012,276)	$(74,220)	$(1,606,302)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.02)	$(0.00)
Discontinued Operations	-	-
Total	$(0.02)	$(0.00)

Number of Common Shares Used to Compute Net Loss Per Share
Basic and Diluted	43,140,082	89,120,000

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended December 31, 2010	Three months ended December 31, 2009

Revenues	$-	$-
Total Revenues	-	-

Operating Expenses
Provision for Doubtful Recoverability of Deposit Made in Connection with TianHe Wind Farm Letter of Intent	-	-
Executive Compensation	321,045	-
Professional Fees	39,000	1,000
General and Administrative	121,372	60,346
Total Operating Expenses	481,417	61,346
Loss From Operations	(481,417)	-
Interest Expense	(11,858)	-
Foreign Exchange Gain	53
Loss From Continuing Operations	(493,222)	(61,346)
Loss From Discontinued Operations	-	-
Net Loss	$(493,222)	$(61,346)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	-	-
Total	$(0.01)	$(0.00)

Number of Common Shares Used to Compute Net Loss Per Share
Basic and Diluted	43,650,000	89,120,000

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Cash Flows

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	Period From June 2, 2008 (Inception) to December 31, 2010
Cash Flows From Operating Activities
Net Loss	$(1,012,276)	$(74,220)	$(1,606,302)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Provision for Doubtful Recoverability of Deposit Made
in Connection with TianHe Wind Farm Letter of Intent	-	-	200,000
Expenses Paid by Third Parties in Exchange for Debt	35,908	74,194	244,366
Unpaid Accrued Interest on Debt	21,159	-	29,940
Amortization of Deferred Stock Based Compensation	603,411	2,000	644,848
Donated Expenses	-	600	3,200
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	262,357	5,752	349,761
Prepaid Expenses	(1,306)	(8,771)	(9,448)
Net Cash Used in Operating Activities	(90,747)	(445)	(143,635)

Cash Flows From Financing Activities
Proceeds From Related Party		155	4,488
Proceeds From Debt Offering	100,000	-	100,000
Proceeds From Sales of Common Stock		-	48,400
Net Cash Provided by Financing Activities	100,000	155	152,888

Cash Flows From Discontinued Operations
Payment for License Fee	-	-	(8,000)
Amortization of License Fee	-	-	8,000
Net Cash Provided by Discontinued Operations	-	-	-

Increase (Decrease) in Cash	9,253	(290)	9,253
Cash, Beginning of Period	-	290	-

Cash, End of Period	$9,253	$-	$9,253

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Investing and Financing Activities:
Deposit Made in Connection with TianHe Wind Farm Letter of Intent in Exchange for Promissory Note	$-	$-	$200,000
Shares issued in payment of deferred compensation	$663,250	-	$1,511,450

The accompanying notes to the financial statements are an integral part of these financial statements

Far East Wind Power Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to December 31, 2010

	Common Stock, $0.00001 Par Value		Additional Paid-in	Deferred Stock Based	Deficit Accumulated During the	Total Stockholders'
	Shares	Amount	Capital	Compensation	Development Stage	Equity (Deficiency)
Sales of Common stock;
- June 2, 2008 at $0.000125	56,000,000	$560	$6,440	$-	$-	$7,000
- June 30, 2008 at $0.00125	33,120,000	331	41,069	-	-	41,400
Donated Expenses	-	-	200	-	-	200
Net Loss for the Period From June 2, 2008
(Inception) to June 30, 2008	-	-	-	-	(16,296)	(16,296)
Balance, June 30, 2008	89,120,000	891	47,709	-	(16,296)	32,304
Donated Expenses	-	-	2,400	-	-	2,400
Net Loss for the Year Ended June 30, 2009	-	-	-	-	(43,771)	(43,771)
Balance, June 30, 2009	89,120,000	891	50,109	-	(60,067)	(9,067)
Shares Returned and Cancelled	(49,000,000	(490	490	-	-	-
Donated Expenses	-	-	600	-	-	600
Deferred Stock Based Compensation	2,155,000	22	848,178	(848,200)	-	-
Amortization of Deferred Stock Based Compensation	-	-	0	41,437	-	41,437
Net Loss for the Year Ended June 30, 2010	-	-	-	-	(533,959)	(533,959)
Balance, June 30, 2010	42,275,000	423	899,377	(806,763)	(594,026)	(500,989)
Unaudited:
Deferred Stock Based Compensation	1,375,000	13	663,237	(663,250)
Amortization of Deferred Stock Based Compensation	-	-	-	603,411		603,411
Net Loss For the Six Months Ended December 31, 2010	-	-	-	-	(1,012,276)	(1,012,276
Balance December 31, 2010	43,650,000	$436	$1,562,614,	$(866,602)	$(1,606,302)	$(909,854)
The accompanying notes to the financial statements are an integral part of these financial statements

FAR EAST WIND POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

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

NOTE 2 –LIQUIDITY AND GOING CONCERN

The Company began operations in June 2008. Operations related to Wind Projects began in November 2009 and substantial losses were generated through December 31, 2010. These losses are primarily related to the costs incurred to develop a workable legal and business structure within the PRC, develop contacts related to the business within and outside of the PRC, and for business development efforts related to potential projects within the PRC. Additionally, the Company’s project with Wuhan Guoce Nordic New Energy Co., Ltd. (“Wuhan Guoce”) has not proceeded after the initial terms were set on March 22, 2010 and Far East can not be certain the Wind Project with Wuhan Guoce will ever commence and if revenue will ever be earned by the Company from a transaction with Wuhan Guoce. The principal impediment to the project going forward centered on the Company’s inability to line up the $20,000,000 of financing called for by a Letter of Intent executed between Wuhan Guoce and the Company within the specified time period. As a result, the Company has provided for a full potential loss on its deposit with Wuhan Guoce of $200,000, which was paid on behalf of the Company via bridge financing in April 2010 by Quarry Bay Capital LLC (see Note 4).

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2010, the Company had negative working capital and a stockholders’ deficiency of $909,854 Further, the Company has not generated any revenues and incurred $1,462,480 in net losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining debt or equity financing. If the Company is successful in obtaining debt or equity financing, the Company’s management is intent on investing in Wind Projects and is anticipating each of the Company’s potential Wind Projects will result in significant operating cash flows, in excess of net profits, as reportable under accounting principles generally accepted in the United States of America (“GAAP”). Cash flows are expected to be in excess of net profits as reported under GAAP as a result of the significant depreciation associated with Wind Projects. However, there is no assurance that the Company will be successful in accomplishing its objectives. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3–INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010 have been prepared in accordance with GAAP for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three and six months ended December 31, 2010 and 2009, and the period June 2, 2008 (inception) to December 31, 2010.

The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended December 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

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

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (QSPEs) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. The company adopted these amendments for the current interim period ended December 31, 2010 and there was no material impact upon adoption of these amendments on the consolidated financial statements.

NOTE 4 – DEPOSIT MADE IN CONNECTION WITH TIANHE WIND FARM LETTER OF INTENT

On March 22, 2010, the Company entered into a Letter of Intent (the “LOI”) with Wuhan Guoce, a People’s Republic of China company, where the Company was to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” in exchange for cash consideration totaling approximately $2,211,900 (15,000,000Renminbi). The LOI, which is to become effective upon the date the Company receives at least $20,000,000 in financing (the “Effective Date”), provided for payments by the Company of approximately $294,920 (RMB 2,000,000) within 4 business days, $442,380 (RMB 3,000,000) within 8 business days, and $1,474,600 (RMB 10,000,000) remaining balance on the Effective Date. On April 13, 2010 a payment of $200,000 was made on behalf of the Company to Wuhan Guoce as a first installment on the LOI.  As of the filing date of this Form 10-Q, the Effective Date has not occurred and the Company has not paid any additional installments to Wuhan Guoce. The Company plans to renegotiate and develop a revised LOI should the Company successfully raise capital in excess of $20,000,000, which can not be assured at this time.

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

The following table provides the details of the deposit on contract:

	As of
	December 31, 2010	June 30, 2010
Deposit Made in Connection with TianHe Wind Farm Letter of Intent	$200,000	$200,000
Allowance for Doubtful Recoverability	(200,000)	(200,000)
Deposit, Net	$-	$-

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses as of December 31, 2010 and June 30, 2010 consisted of the following:

	As of
	December 31, 2010	June 30, 2010
Professional Service Providers	$127,340	$67,899
Xiaobu Liu, Chief Executive Officer	25,000	-
Fred Loh, Vice President Finance	57,000	-
J. Crane, Former Chief Financial Officer	54,781	12,300
LeemaNakhani, Former Officer	4,657	4,867
Other	85,471	6,826
Total	$354,249	$91,892

NOTE 6–DEBT, INCLUDING ACCRUED INTEREST

Debt, including accrued interest, consisted of:

	December 31, 2010	June 30, 2010
Promissory notes payable to Coach Capital LLC (“Coach”) issued in January and February 2010 in consideration of Coach’s payments of operating expenses on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	$88,959	$88,959
Promissory notes payable to Quarry Bay Capital LLC (“Quarry Bay”) issued between March and May 2010 in consideration of Quarry Bay’s payments of operating expenses ($50,694 total) and a deposit paid in connection with the Wuhan GuoceTianHe Letter of Intent (see Note 4) dated March 22, 2010 ($200,000) on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	250,694	250,694
Promissory note payable to Quarry Bay dated September 3, 2010 ($100,000) on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion	100,000	-
Promissory notes payable to Quarry Bay in December 2010 in consideration of Quarry Bay's payments of operating expenses on behalf of the Company, interest at 10% (default interest rate of 30%), due on demand, convertible into Company securities at such rate as that being offered to prospective investors at time of conversion.	35,908	-
Amount due to Coach for Coach’s payments of operating expenses in the fiscal year ending June 30, 2010 on behalf of the Company, interest at 0%, due on demand, expected to be replaced with a convertible promissory note	68,805	68,805
Accrued Interest Payable to Coach and Quarry Bay	29,940	8,781
Total	574,306	417,239
Less Current Portion of Debt and Accrued Interest	(574,306)	(417,239)
Long Term Portion of Debt and Accrued Interest	$-	$-

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

On June 30, 2010, the Company entered into a Letter of Intent with Heilongjiang Defeng Investment Co., Ltd. ("Defeng"), a PRC company, and Heiloongjiang Ruihao Technology Group Co., Ltd. ("Ruihao"), a PRC company, to acquire a 84% ownership interest in a Defeng subsidiary with interests in three wind farms in the PRC for 140,000,000 RMB (approximately $20,644,400 translated at the June 30, 2010 exchange rate) and to provide financing of up to 100,000,000 RMB (approximately $14,476,000 translated at the June 30, 2010 exchange rate) to assist in Ruihao's development of four additional wind farms in the PRC. This letter of intent provided for a definitive agreement to be executed by July 24, 2010 and the Company's payment of the 140,000,000 RMB by July 31, 2010, neither of which occurred. As of October 15, 2010, the Company had informed Defeng that it will not proceed with the planned acquisition of the 84% ownership in TianyiFengyuan. Ruihao Project A and Ruihao Project B, but are still under consideration by the Company. Negotiations with Ruihao have been delayed until and if the Company completes a significant capital raise in excess of $20,000,000. There can be no assurance that these Wind Projects will ever materialize.

On March 22, 2010 (see Note 4), the Company entered into a Letter of Intent with Wuhan Guoce Nordic Energy Co., Ltd. (“Wuhan Guoce”), a PRC company, to acquire Wuhan Guoce’s rights to the wind farm project named “TianHe I project” for cash consideration totaling 15,000,000 RMB (approximately $2,211,900 translated at the June 30, 2010 exchange rate). Due to the Company’s failure to make the first two required payments under the Letter of Intent totaling 5,000,000 RMB (approximately $758,500 translated at the December 31, 2010 exchange rate), this letter of intent has not progressed to a definitive agreement.

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

Consulting Agreement

On June 24, 2010, the Company entered into a Consulting Agreement with J Crane & Company Limited (the "Consultant"). The agreement provides for the Consultant to serve as the Company's Chief Financial Officer and to perform the customary duties and responsibilities implied by such position. The term of the agreement is three years; however, either party may terminate the agreement upon 30 days prior written notice to the other party. In addition to common stock awards (see Note 8), the agreement provides for the Company to pay the Consultant an initial fee of 68,000 RMB (approximately $10,316 translated at the December 31, 2010 exchange rate) and to accrue monthly fees of 68,000 RMB (approximately $10,316 translated at the December 31, 2010 exchange rate) thereafter, which are payable to the Consultant at such time as the Company completes a capital raise in excess of $250,000. On January 6, 2011, the agreement was mutually terminated.  For the six months ended December 31, 2010 the Company incurred $138,419 of fees, included within Executive Compensation in the Statement of Operations due under the Consulting Agreement, which $54,781 is included in Accounts Payable and Accrued Expenses at December 31, 2010.

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

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

The Company is authorized to issue 200,000,000 shares, in aggregate, consisting of 100,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. The Company's Certificate of Incorporation authorizes the Board of Directors (the "Board") to determine the preferences, limitations and relative rights of any class or series of Company preferred stock prior to issuance and each such class or series must be designated with a distinguishing designation prior to issuance. As of December 31, 2010, no shares of the Company’s preferred stock and 43,650,000 shares of the Company’s common stock were issued and outstanding.

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

On September 15, 2010, Mr. Xiaoping Han resigned as Director, President, and Chief Executive Officer of the Company. Since the 112,500 non-vested shares (relating to Mr. Han's June 17, 2010 stock award of 150,000 shares of common stock) were not returned to the Company by Mr. Wan, the Company expensed the $78,625 remaining unamortized deferred stock-based compensation at September 30, 2010 in the three months ended December 31, 2010.
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

On June 24, 2010, the Company entered into a Restricted Stock Award Agreement with J Crane & Company, Limited, an entity controlled by the Company's Chief Financial Officer (the "Crane Agreement"). The Company granted J. Crane & Company, Limited a total of 650,000 shares of the Company's common stock. A total of 250,000 shares of the Company's common stock will vest over the six month period ending December 24, 2010, while an additional 400,000 shares of the Company's common stock will vest over the thirty six month period ending June 24, 2013. The Company valued these stock awards at $474,500 and recorded amortization of stock based compensation of $7,705 for the year ended June 30, 2010. The 650,000 restricted shares were issued to J. Crane and Company, Limited on June 24, 2010. The Crane Agreement contains an additional stock award of 150,000 shares of common stock which shall only be earned if the Company's common stock is successfully listed on a stock exchange. The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the stock award for a successful listing on a stock exchange until such time as the vesting requirements have been met. Additionally, subject to certain exceptions, in the event that the Company issues additional shares of common stock for an equity or debt financing, the Company will be required to issue additional shares of common stock in accordance with the Crane Agreement such that 3 Crane & Company, Limited will continue to own at least 1% of the Company's total outstanding common stock. The right to receive additional shares of common stock in connection with the Crane Agreement will terminate upon the earlier of (0 the Company achieving at least $50,000,000 in revenues on an annualized basis or (ii) reporting at least $100,000,000 in assets on its balance sheet. The Crane Agreement also provides for certain termination and change of control benefits whereby if the Crane Agreement were to be terminated or there was a change of control of the Company, as defined within the Crane Agreement, occurred, an acceleration of a portion of the unvested common stock awarded in the Crane Agreement will occur. Upon change of control of the Company, the Crane Agreement allows for full vesting of the stock awards.

On June 17, 2010, the Company entered into a Restricted Stock Award Agreement with Marcus G. Laun, a member of the Board of Directors since November 18, 2009, whereby the Company granted Mr. Laun 1,000,000 shares of the Company's common stock for services rendered (the "Laun Agreement"). The Laun Agreement provides for vesting requirements such that the common stock will not vest until such time as the Company has completed equity or debt financings subsequent to June 17, 2010 that result in aggregate proceeds to the Company of at least $50,000,000 and the average daily trading share volume over any preceding consecutive thirty day period is at least 100,000 shares, as reported by the NASDAQ. The Laun Agreement states that the common stock will be forfeited in total if the vesting criterion has not been met and Mr. Laun is no longer working for the Company. The 1,000,000 in restricted shares were issued to Marcus Laun on June 17, 2010; The Company evaluated ASC 718 and determined that no expense should be recorded in relation to the Laun Agreement until such time as the vesting requirements have been met.

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

On June 17, 2010, the Company issued 30,000 shares of the Company's common stock to a third party service provider. The common stock was to vest over a three month period. The Company valued the stock award at $22,200 and recorded amortization of deferred stock based compensation of $3,207 for the year ended June 30, 2010.

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

NOTE 9 - INCOME TAXES

United States of America

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes.  The sources of the difference follow:

	Six months ended December 31, 2010	Six months ended December 31, 2009	Period June 2, 2008 (Inception) to December 31, 2010
Expected Tax at 35%	$(354,297)	$(25,977)	$(562,206)
Stock Based Compensation	211,194	-	225,697
Donated Expenses	-	210	1,120
Increase in Valuation Allowance	143,103	25,767	335,389
Income Tax Provision	$-	$-	$-

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

	December 31, 2010	June 30, 2010
Net Operating Loss Carryforward	$(335389)	$192,286
Valuation Allowance	335,389)	(192,286)
Net Deferred Tax Assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely that not that a deferred tax asset of $335,389 at December 31, 2010 attributable to the future utilization of the net operating loss carryforward of $958,254 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforward expires $16,096 in 2028, $41,371 in 2029, $491,922 in 2030, and $408,865 in 2031.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

People’s Republic of China

Enterprise Income Tax

On March 16, 2007, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law (the “ New EIT Law ”), which, together with its related implementation rules issued by the PRC State Council on December 6, 2007, became effective on January 1, 2008.  The New EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations.

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

Assets of Discontinued Operations

Assets of discontinued operations as of December 31, 2010 and June 30, 2010 are detailed in the table below.

	As of
	December 31, 2010	June 30, 2010
Deferred License Fee, net	$-	$4,000
Total Assets of Discontinued Operations	$-	4,000

Liabilities of discontinued operations as of December 31, 2010 and June 30, 2010 are detailed in the table below.

As of
	December 31, 2010	June 30, 2010
Accounts Payable and Accrued Expenses	$-	$-
Total Liabilities of Discontinued Operations	$-	$-

The results of operations of the discontinued operations presented in the statements of operations for the six months ended December 31, 2010 and 2009 are detailed in the table below:

	Six months ended
	December 31, 2010	December 31, 2009
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Amortization of Deferred License Fee	-	(1,000)
Net Loss	$-	$(1,000)

The Company amortized the remaining $4,000 carrying value of the deferred license fee during the year ended June 30, 2010. As a result, the discontinued operations will have no impact on the Company’s operations for the year ended June 30, 2011 or for any year thereafter.

NOTE 11 – SUBSEQUENT EVENT

On January 6, 2011, James Crane resigned as CHief Financial Officer of the Company. The Consultant has not returned the 333,333 non-vested shares related to the June 24, 2010 stock award of 400,000 shares of common stock (see Note 8). At December 31, 2010, the Company had unamortized deferred stock-based compensation (relating to the June 24, 2010 stock award of 400,000 shares of common stock) of $241,171, representing a reduction in stockholder's equity. Also at December 31, 2010, the Company had accounts payable to Crane of $54,781. Accordingly, the Company has potential exposure for a loss of $186,390 to be expensed in the three months ended March 31, 2011.

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

Highlights and Executive Summary

For the six months ended December 31, 2010 and December 31, 2009, the Company reported revenues of $0, respectively. Net loss was $349,400 for the six months ended December 31, 2010 as compared to a net loss of $61,346 for the six months ended December 31, 2009. The Company discontinued its gourmet seasonings business and incurred substantial expenses in connection with the organization of the wind energy business and initial business development activities of the wind energy business.

Results of Operations

Six Months ended December 31, 2010 compared to the six months ended December 31, 2009

Income Statement Items

The following tables set forth key components of the Company’s results of operations for the six months ended December 31, 2010 and 2009, respectively

	December 31,
	2010	2009
Revenues	$-	$-
Costs of Sales	-	-
Gross Profit	-	-
Total Operating Expenses	991,170	74,220
Loss From Continuing Operations Before Income Taxes	(991,170)	(74,220)
Provision for Income Taxes	-	-
Loss From Continuing Operations	$(1,012,276)	$(74,220)
Loss from Discontinued Operations	-	-)
Net Loss	$(1,012,276)	$(74,220)
Basic Loss Per Share, Continuing Operations	$(0.02)	$(0.00)
Diluted Loss Per Share, Continuing Operations	$(0.02)	$(0.00)
Basic Loss Per Share, Discontinued Operations	$-	$(0.00)
Diluted Loss Per Share, Discontinued Operations	$-	$(0.00)

Revenues Increased by $0:

Revenues were $0 for the six months ended December 31, 2010 and December 31, 2009, respectively. The Company had no operating Wind Projects during the six months ended December 31, 2010 or December 31, 2009.

Costs of Sales Increased by $0:

Costs of sales were $0 for the six months ended December 31, 2010 and December 31, 2009, respectively. The Company had no operating Wind Projects during the six months ended December 31, 2010 or December 31, 2009.

Operating Expenses Increased by $916,950:

For the six months ended December 31, 2010, the Company incurred operating expenses of $991,170 as compared to $74,220 for the six months ended December 31, 2009. The Company recorded executive officer compensation of $541,303 as compared to $0 for the six months ended December 31, 2009. The Company also incurred significant professional fees, namely legal fees, during the organization and initial business development efforts for the wind energy business. Professional fees were $104,932 and $2,000 for the six months ended December 31, 2010 and 2009, respectively. Other selling, general and administrative expenses for the six months ended December 31, 2010 and 2009 totaled $344,935 and $72,220, respectively.

Net Loss Increased by $938,056:

The net loss for the six months ended December 31, 2010 and 2009 totaled $1,012,276 and $74,220. The Company incurred significant executive officer compensation as well as significant costs associated with the organization of the wind energy business and initial business development activities associated with the wind energy business.

Three Months ended December 31, 2010 compared to the three months ended December 31, 2009

Income Statement Items

The following tables set forth key components of the Company’s results of operations for the three months ended December 31, 2010 and 2009, respectively

	December 31,
	2010	2009
Revenues	$-	$-
Costs of Sales	-	-
Gross Profit	-	-
Total Operating Expenses	481,417	61,346
Loss From Continuing Operations Before Income Taxes	(481,417)	(61,346)
Provision for Income Taxes	-	-
Loss From Continuing Operations	$(493,222)	$(61,346)
Loss from Discontinued Operations	-	-)
Net Loss	$(493,222)	$(61,346)
Basic Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Diluted Loss Per Share, Continuing Operations	$(0.01)	$(0.00)
Basic Loss Per Share, Discontinued Operations	$-	$(0.00)
Diluted Loss Per Share, Discontinued Operations	$-	$(0.00)

Revenues Increased by $0:

Revenues were $0 for the three months ended December 31, 2010 and December 31, 2009, respectively. The Company had no operating Wind Projects during the three months ended December 31, 2010 or December 31, 2009.

Costs of Sales Increased by $0:

Costs of sales were $0 for the three months ended December 31, 2010 and December 31, 2009, respectively. The Company had no operating Wind Projects during the three months ended December 31, 2010 or December 31, 2009.

Operating Expenses Increased by $420,071:

For the three months ended December 31, 2010, the Company incurred operating expenses of $481,417 as compared to $61,346 for the three months ended December 31, 2009. The Company recorded executive officer compensation of $321,045 as compared to $0 for the three months ended December 31, 2009. The Company also incurred significant professional fees, namely legal fees, during the organization and initial business development efforts for the wind energy business. Professional fees were $39,000 and $1,000 for the three months ended December 31, 2010 and 2009, respectively. Other selling, general and administrative expenses for the three months ended December 31, 2010 and 2009 totaled $121,372 and $60,373, respectively.

Net Loss Increased by $288,054:

The net loss for the three months ended December 31, 2010 and 2009 totaled $349,400 and $61,346. The Company incurred significant executive officer compensation as well as significant costs associated with the organization of the wind energy business and initial business development activities associated with the wind energy business.

Liquidity and Capital Resources

We do not believe that our currently-available working capital will sustain our operations through the twelve months ending December 31, 2011.

As of December 31, 2010, we had a cash balance of $9,253. We have been funding operations through short term promissory note advances from individuals and entities the Company’s management has previously conducted business with.

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

Net cash used in operations for the six months ended December 31, 2010 was $(90,747). We generated $1,012,276 in net losses for the six months ended December 31, 2010. A total of $603,411 was related to the amortization of executive officer compensation in the form of stock, as compared to $0 for the six months ended December 31, 2009. Accounts payable increased by $262,357 as a result of an increase in professional fees and other expenses associated with initial business development efforts related to the wind energy business. In the future, we may use cash in our operations due to the continuing implementation of our business model and increased expenses from costs associated with being a public company.

Net cash used in investing activities for the three months ended December 31, 2010 and December 31, 2009 was $0 and $0.

Net cash provided by financing activities for the three months ended December 31, 2010 and 2009 were $100,000 and $0. In 2010 we received funds from promissory notes to third parties for total cash proceeds of $100,000. In 2009 the Company’s former Chief Executive Officer provided cash advances to the Company of $155.

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

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the three months ended December 31, 2010 and 2009, respectively.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following   three material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective, including (i) the number of audit adjustments recorded for the fiscal year ended December 31, 2009 and 2008, (ii) a lack of segregation of duties, and (iii) weaknesses related to document control.

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

ITEM 4. REMOVED AND RESERVED

N/A.

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

FAR EAST WIND POWER CORP.

Date: February 22, 2011	By:	/s/ Xiaobu Liu
Xiaobu Liu
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)